Form 10-K
period 2012-12-31
CH REAL ESTATE II, INC
filed 2014-01-27
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 333-179424

CH REAL ESTATE II, INC.

(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main Street, Suite 1500 Salt Lake City, UT, 84111
(Address of principal executive offices) (Zip Code)

(801) 739-8234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of December 10, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $78,000, assuming a per share price of $.20 per share, which was the per share valuation in our most recent Common Stock issuance in 2011, as our Common Stock is not yet publicly traded.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 22, 2014, the registrant had 10,000,000 shares of Common Stock, no par value, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•

We may be deemed to be insolvent and may face liquidation.

•

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

•

We will require substantial amounts of additional capital from external sources.

•

Any substantial increase in sales will require skilled management of growth.

•

We cannot predict the impact on our activities of the current economic crises.

•

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.

•

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

•

The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“CH Real Estate,” “CH’s,” “CH Real Estate II, Inc .,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of CH Real Estate II, Inc. and its wholly-owned subsidiaries.

•

“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Overview

CH Real Estate II, Inc. is a real estate development company primarily engaged in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Curt Hansen founded the company. The Company was organized in Utah on June 29, 2010, as an LLC and incorporated on April 14, 2011 as a corporation.

Real estate development is a multifaceted business encompassing activities that range from the renovation and re-lease of existing buildings to the purchase of raw land and the sale of improved parcels to others. Developers are the coordinators of the activities, converting ideas on paper into real property. Real estate development is different from construction.

Developers buy land, finance real estate deals, build or have builders build projects, create, imagine, control and orchestrate the process of development from the beginning to end. Developers usually take the greatest risk in the creation or renovation of real estate—and receive the greatest rewards. Typically, developers purchase a tract of land, determine the marketing of the property, develop the building program and design, obtain the necessary public approval and financing, build the structure, and lease, manage, and ultimately sell it. Developers work with many different counterparts along each step of this process, including architects, city planners, engineers, surveyors, inspectors, contractors, leasing agents and more.

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans that are secured by real property and earn above-market interest.

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2012 of $45,827. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

Company Information

CH Real Estate II, Inc. was incorporated in 2011 and will pursue purchasing and developing real estate properties in Utah and California at a discounted price.

Business Strategies

CH’s business strategy is to take advantage of the current low prices in the real estate market. CH attempts to purchase distressed properties, keeping them as rentals, and/or renovating them to sell at a profit.

Industry Summary

The Utah real estate market is remaining steady. The national real-estate market is still in a weakened state and will likely remain this way until there is a reduction in unemployment. CH’s competes within this industry, specializing in rental management and turnaround.

Competitive Strengths within the Industry

The Company relies on management’s personal expertise and experience in the real estate industry. The Company has many ties to the Utah community and has cultivated relationships with individuals and companies there.

An important strength of the Company lies in its and its founder’s relationships with vendors, agents, and customers. CH seeks properties from and markets to unrelated parties with whom the founder has done business in the past.

Growth Strategy

The Company’s main priorities and strategies for future growth include: (i) the use of new and competitive business strategies, and (ii) the use of new and competitive sales models. Through the use of new strategies and sales models, we hope to expand our properties to include not only those in Salt Lake City, but also those in other parts of Utah. We also hope to explore commercial real estate opportunities in California and other states.

The Company is currently financed by its founder, and additional capital may be available from the founder. The Company intends to seek additional equity and debt capital from  investors, and will use such capital to invest in more investment opportunities as well as to look for different leveraging opportunities to purchase more properties.

Primary Business Strategy

Our primary business strategy is to take advantage of the current low prices in the real estate market. We hope to purchase distressed properties, keeping them as rentals, and/or renovating them to sell at a profit. We will make a determination based on our management’s real estate investment experience as to which option offers the best risk-reward potential. The decision may also be effective by time listed as compared to average days listed in each market. The longer a subject property is listed for sale without being sold, the more likely it will be that management will convert the property into a rental, either temporarily or permanently. Through excellent vendor and customer relations and recommendations, marketing, and advertising, we hope to become an industry leader in Utah.

Sales Model

Our sales model is to continue to advertise and market to parties with whom the founder has done business in the past, as well as marketing properties through typical real estate listings with local real estate brokerages with whom we or our founder have worked with in the past.

Where You Can Find Us

Our corporate headquarters are located at 175 South Main Street, Suite 1500, Salt Lake City, UT 84111. Our telephone number is (801) 739-8234.

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

An investment in our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

We may not be continually able to find properties which fit our business model.

We are continually dependent on finding properties, which fit the business model. Any inability to find properties could materially impact our revenues and adversely impact a shareholder’s investment.

We may not be able to continue to successfully find qualified buyers.

We are continually dependent on finding qualified buyers. Any inability to find qualified buyers could materially impact our revenues and adversely impact a shareholder’s investment.

The current economic recession has impacted our ability to find qualified buyers for our properties.

The current economic slow-down presents challenges in finding qualified buyers, as many individuals are unable to obtain or retain financing.

Our future operations may not result in such revenues or net profits. Our revenues depend on continual new business development.

We had net income (loss) of $13,882 and $(65,382) for the year ended December 31, 2012 and 2011, respectively. We currently do not have sustainable revenues and net profits. We are continually dependent upon developing new clients for our continued revenue production and growth, and any inability to continue business development growth would materially impact our revenues and adversely impact a shareholder’s investment.

A third party refers loans to us to purchase, and there is no guarantee that we will be referred any loans to purchase in the future, or that we will want to or be able to purchase any loans referred to us.

Loans for purchase have historically been referred to us by a third party, and the third party has no obligation to refer loans to us to purchase. Even if the third party does refer loans to us in the future, there is no guarantee that the loans referred to us will be the type of loan offering a risk-reward profile we find attractive, or that we will be able to complete the purchase of the loan(s) referred to us.

The loans we may purchase are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

The “hard money” loans we may purchase are secured by residential properties and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of the borrower to repay their mortgage loan may be affected by, among other things: property location and condition, competition and demand for comparable properties, changes in zoning laws for the property or its surrounding area, environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions, declines in regional or local real estate values, increases in interest rates, real estate tax rates, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and could limit the amount we have available for distribution to you. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

Our growth plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur. Actual results may differ materially.

Our growth plan is based upon Management's projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management's view of what may happen in the future, and are not based upon historical projections. Projections or predictions of future events may not occur and actual results may differ materially from those expressed in or implied by Management's projections.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Also, while there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Also, our clients are often regulated, and their ability to pay us or our ability to provide services may be impacted by changes in regulation. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

There may be unknown risks inherent in our acquisitions of properties which could result in a material adverse effect on our business.

We will conduct due diligence with respect to any acquisition we undertake we may not be aware of all of the risks associated with any of the acquisitions. Any discovery of adverse information concerning any of these acquisitions could have a material adverse effect on our business, financial condition and results of operations. While we may be entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Investors may lose their entire investment if we fail to implement our business plan.

We were incorporated in 2011. We have a minimal demonstrable operations record, on which you can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, a competitive market environment, and lack of brand recognition. If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

Difficult economic conditions could harm our business.

Global, national, and local economic conditions continue to be challenging. Although the economy appears to be recovering in some countries, it is not possible for us to predict the extent and timing of any improvement in global economic conditions. Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and may otherwise adversely impact our operations and overall financial condition.

Risks Relating to Regulation of Our Business and to Our Structure

Our business operations may be affected by legislative or regulatory changes.

Changes in laws and regulations or the enactment of new laws and regulations governing our business licenses or otherwise affecting our business may materially and adversely affect our business prospects and results of operations. We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the real estate industry. Accordingly, we need to conduct due diligence as to any possible regulations that might arise and substantially affect CH’s operations. Further, we need to make every effort to hedge against any government regulation, which may materially alter our business model.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices, and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; our ability or inability to generate future revenues; and market perception of the future of development of wood product manufacturing.

In addition, if our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We could potentially need to sell shares in the future, which would result in a dilution to our existing shareholders.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Cimarron is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required. The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders. The price of each share outstanding common share may decrease in the event we sell additional shares.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers including: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Unless we file a registration statement on Form 8-A, which we have no obligation to file, we will not be a fully reporting company but will only comply with the limited reporting requirements of Exchange Act requiring us to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. We would not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors,” excluding securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that unless we file a Form 8-A, access to information regarding our business and operations will likely be limited.

We are currently subject to the limited reporting requirements of the Exchange Act identified above (i.e., annual, quarterly and material events). Except during the year that our registration statement becomes effective (2013), even these limited reporting obligations would be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8-A (which we have no obligation to file). We would then no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more limited.

All of these risks are uncertain, and there may be other risks that we have not identified.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not lease any real property. The Company’s corporate headquarters are located at 175 South Main Street, Suite 1500, Salt Lake City, Utah, 84111. The space is provided to us by our investors, Michael Doron and David Rees, and the entities controlled by them. The Company currently does not pay any rental fees for the use of this space. The Company feels this space is sufficient until the Company commences full operations. The Company’s main telephone number is (801) 739-8234.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We have retained a market maker who has agreed to file such application. However, there is no assurance that a trading market will develop, or, if developed, that it will be sustained.

As of the date of this registration statement, we have 32 shareholders of record and 10,000,000 shares issued and outstanding.

We have not reserved any securities for issuance under any equity compensation plan, as we currently have not adopted any equity compensation plan.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future.

Penny Stock Rules

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2012

On February 14, 2012, the Company used $69,000 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer’s real estate agent for several years. The Note and Deed of Trust related to a residential property in Fayetteville, North Carolina, and the borrower was obligated to repay the $69,000 in principal, plus eighteen percent (18%) interest per annum, within 150 days. Such funds were repaid on April 18, 2012, with interest of $2,104.

On March 16, 2012, the Company borrowed $37,000 from its founder and, using those funds as well as the majority of its remaining cash, purchased a residential property in Magna, Utah for a contract price of $62,500, wiring the balance due at settlement, or $61,535 (the $62,500 price, plus $270 in closing costs, less the $1,000 earnest money deposit, less a $235 credit for property taxes paid), to the escrow agent and incurring an additional $672 in additional bank and related fees. The Company thereafter spent $11,047 from March through the end of July maintaining, repairing, and improving the property. The Company sold the property at the beginning of August, receiving net proceeds after closing costs of $88,922.

On October 16, 2012, the Company used $100,000 of its cash funds to purchase a majority interest in a Note and Deed of Trust from an unrelated third party, DoHardMoney.com.   The Note and Deed of Trust related to a residential property in Portland, Oregon, and the borrower was obligated to repay the $100,000 in principal, plus interest, within 150 days. On December 10, 2012, a payment of $6,250 was received for principal ($2,475), Interest Income ($3,094), and Deferred Revenue ($681 at year end).  The Principal and accrued interest were paid in full during January of 2013.

The Company incurred operating expenses of $8,102 during the year ended December 31, 2012 and had net interest expense of $3,207 and other income of $4,250. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had net income of $13,882 for the year ended December 31, 2012.

Overview of Earnings for the period ended December 31, 2011

The Company had no earnings for the year ended December 31, 2011. The Company incurred operating expenses of $68,515, which included $64,500 of a non-cash expenditure of stock-based compensation. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings.

Plan of Operations

During the first quarter of 2012, the Company purchased a residential property in Magna, Utah from an unrelated third party, and purchased a Note and Deed of Trust from an unrelated third party. The Note and Deed of Trust related to a residential property in Fayetteville, North Carolina, and the Note was repaid with interest on April 18, 2012. The Company repaired and improved the Magna, Utah property and sold the property for a profit during the third quarter of 2012.

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans with maturity dates of less than a year that are secured by real property and earn above-market interest (in excess of twelve percent (12%) per annum). The Company generally does not perform a formal appraisal of the value of the security, and the Company identifies such Notes via referral from DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer’s real estate agent for several years. DoHardMoney.com has their own underwriting standards, with the results reviewed by the Company upon referral of the loan. DoHardMoney.com’s underwriting procedure typically includes the following:

•

The loan to after-repair-value of property should be around 65%

•

Three qualified realtors informally value the property

•

Borrower Background Check for criminal record

•

Verify down payment source if applicable

•

Receive borrower’s loan application short form

•

Review borrower credit scores and history

•

Review borrower’s purchase contract for property

•

Verify borrower’s company information and verification

•

Review borrower’s submitted contractor bids for property rehabilitation/repair

•

Review Title Report and insurance

•

Review 24 month chain of title

•

Review hazard insurance

The Company does not perform any additional due diligence with respect to loan referrals from DoHardMoney.com other than a review of DoHardMoney.com’s underwriting results, and the Company makes its decision to purchase a Note referred by DoHardMoney.com based on that review.

The Company intends to use its cash flows from operations to partially retire liabilities, beginning with outstanding interest on its related party debt and then principal on that debt, as well as to purchase additional properties. As management expects that the Company will make further purchases of real property during the next year, it expects that the Company’s current cash funds and cash flow from operations will only fund its operations for the next three months. The Company intends to seek additional capital from its founder and raise additional capital through private equity financing and/or debt financing if possible.

During the next twelve months, the Company anticipates that it will incur minimal operating expenses aside from the accounting and EDGAR filing expenses associated with being a public company. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain the funds we need through a public offering, private placement of securities or loans. Other than as described in this section, we have no other financing plans at this time.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $62,004, with which to continue its operations. Our cash flows from operations used $83,996 and provided $1,731 for the years ended December 31, 2012 and 2011, respectively.  The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate rents and proceeds from out real estate transactions will be generated. In the absence of our anticipated rents and proceeds from sales, we believe that we will be able to proceed with our plan of operations. Even without significant revenues within the next twelve months, based on our current cash position, we anticipate being able to continue with our present activities. Although we believe we currently are adequately financed, we may require additional financing for sales and marketing objectives to achieve our goal of sustained profit, revenue and growth.

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our property transactions to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. As described in our market risks, we are subject to many factors. Some of which involve factors outside of management’s controls, including interest rates, our ability to attain adequate financing for our property purchases, our ability to hire and retain skills necessary for the repairs of our assets, as well as other factors. Additionally, we benefit from the current market conditions of a high inventory of real estate properties and few buyers, resulting in what we believe is a below normal market price. We do expect market conditions to change, which will affect our profitability as the market becomes more competitive.

We have been funded solely by our majority shareholder for our initial purchase. These funds were necessary for our purchase. We do not have any agreement or written commitment for continued support in our efforts to grow our business plan.

Management believes that current revenue generated and recent investment commitment provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

On January 14, 2013, the Company received payment in full for the Loan Receivable ($97,525) recorded on December 31, 2012.

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee.

On August 20, 2013, the Company purchased a home in Salt Lake City Utah for $157,687. The Company is currently in the process of remodeling the home and has spent $15,000 in remodeling costs as of the date of this report.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor, FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

CH Real Estate II, Inc.

I have audited the consolidated balance sheet of CH Real Estate II, Inc. and its subsidiary (a development stage company) as of December 31, 2011 and the related consolidated statement of operations, consolidated changes in stockholders’ equity, and consolidated cash flows for the year then ended and for the period June 29, 2010 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility was to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of CH Real Estate II, Inc. and its subsidiary as of December 31, 2011, and the consolidated results of its operations and its consolidated cash flows for the year then ended and for the period June 29, 2010 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

January 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CH Real Estate II, Inc.

We have audited the accompanying balance sheet of CH Real Estate II, Inc. as of December 31, 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the year ended December 31, 2011 were audited by another accountant who issued an unqualified opinion on January 29, 2012

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CH Real Estate II, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida  33759

December 17, 2013

CH Real Estate II, Inc.
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS

Current assets

Cash	$62,004	$109,000
Loan receivable	97,525	-

Total current assets	159,529	109,000

Total assets	$159,529	$109,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$-	$4,250
Deferred Revenue	681	-
Payables, related parties	122,175	81,959

Total current liabilities	122,856	86,209

Total liabilities	122,856	86,209

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(45,827)	(59,709)

Total shareholders' equity	36,673	22,791

Total liabilities and shareholders' equity	$159,529	$109,000

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Sale of property	$88,922	$-
Interest Income	5,198	-

Total revenue	94,120	-

Basis and costs of property	73,179	-
Total basis and costs of property	73,179	-

Operating expenses
Stock-based compensation	-	64,500
General and administrative expenses	8,102	4,015

Total operating expenses	8,102	68,515

Income (loss) from operations	12,839	(68,515)

Other income (expense)
Interest income (expense), net	(3,207)	(2,167)
Other income	4,250	2,000
Income tax benefit (expense)	-	3,300
Total other income (expense), net	1,043	3,133

Net income (loss)	$13,882	$(65,382)

Basic and diluted net loss per share	$-	$(0.01)

Weighted average shares outstanding
- basic and diluted	10,000,000	9,920,000

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statement of Stockholders' Equity
			Retained
	Common Stock		Earnings
	Shares	Amount	(Accumulated Deficit)	Total

Balance as of December 31, 2010	9,600,000	$2,500	$5,673	$8,173

Common shares issued for cash ($.20 per share)	77,500	15,500	-	15,500

Common shares issued for services ($.20 per share)	322,500	64,500	-	64,500

Net loss	-	-	(65,382)	(65,382)

Balance as of December 31, 2011	10,000,000	82,500	(59,709)	22,791

Net income	-	-	13,882	13,882

Balance as of December 31, 2012	10,000,000	$82,500	$(45,827)	$36,673

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

Cash flows used in operating activities:
Net income (loss)	$13,882	$(65,382)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	-	64,500
Interest expense	3,216	2,913
Changes in operating assets and liabilities:
Loan receivable	(97,525)	-
Accounts payable and accrued expenses	(4,250)	(300)
Deferred Revenue	681	-
Net cash provided by operating activities	(83,996)	1,731

Cash flows from financing activities:
Advances from related parties	38,000	-
Repayment of related party advances	(1,000)	(19,500)
Issuance of common stock	-	15,500
Net cash provided by (used in) financing activities	37,000	(4,000)

Net increase (decrease) in cash	(46,996)	(2,269)

Cash at beginning of period	109,000	111,269

Cash at end of period	$62,004	$109,000

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See the accompanying notes to the financial statements

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2012 and 2011

Note 1: The Company

The Company and Nature of Business

CH Real Estate II, Inc. (the "Company") was incorporated in the State of Utah on April 14, 2011, as the successor to operations as CH Real Estate, which was organized in the State of Utah on June 29, 2010. CH Real Estate II, Inc. is a real estate investment and development company.

Investment: The Company purchases Notes and Deeds of Trust from unrelated third parties. The Company typically receives 15% to 18% return on these investments.

Development: The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit.

Basis of Presentation

These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2: Significant Accounting Policies

Basis of Presentation and the Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the period end.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

On June 29, 2010 (date of inception), the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents:

Cash is maintained with a major financial institution in the United States.  Deposits with this bank, at times, may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Common Stock:

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and Cost Recognition:

The company has three revenue sources:  real estate sales, real estate rental income, and interest income on notes receivable.

Interest Income from notes receivable is recognized as interest accrues (using the effective interest method) and is included in “Interest Income” on the statement of operations.

The Company follows ASC 970-340, Other Assets and Deferred Costs and ASC 970-360, Property, Plant and Equipment for cost capitalization policies. Costs, such as real estate taxes and insurance, we incur subsequent to acquisition and during the time we are readying the property for its intended resale are capitalized.  Additionally, any costs that are clearly associated with the acquisition and rehabilitation of the property, such as legal fees, labor and materials are also capitalized. After rehabilitation of the property is substantially complete and the property is ready for resale, subsequent costs are charged to expense as incurred.  When revenue is recognized and earned we charge all related capitalized costs to expense.

We follow ASC 360-20, Real Estate Sales, for recognizing profit on sales of real estate.  We consider sales consummated at time of closing and when all the following criteria are met:  We are bound, along with the buyer, by the terms of the contract; all consideration has been exchanged; we have arranged permanent financing, if any, that we are responsible for; and, all conditions precedent to closing have been performed.

The Company follows ASC 970-605, Revenue Recognition, for rental income.  When a real estate property is substantially complete and is not immediately saleable we consider it held and available for occupancy and initial rental operations.  We anticipate rental operations to be short-term and recognize rental revenues and associated operating costs in income and expense as they accrue.  Carrying costs such as taxes, insurance, and depreciation are also charged to expense when incurred.

The Company may derive revenue from rents or through the purchase and sales of real estate properties.  Rents are to be accrued when earned, generally through the passage of time. Revenue from the sales of property is recognized upon the closing of the real estate transaction and all rights have been assigned and title transfers. Costs are accumulated and recognized as expense in the period that the sale is complete.

Advertising Costs:

The Company’s policy regarding advertising is to expense advertising when incurred.  There have been no advertising expenses incurred during periods presented.

Share Based Payments:

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the consolidated financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company has not issued shares as compensation in the past; however we may consider this option in future periods for employee services.

The Company may issue restricted stock to consultants for services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has not issued any shares as compensation in the periods presented

Income Taxes:

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC 740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Earnings (Loss) Per Share:

Basic loss per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share are computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.  The Company does not have any potentially dilutive common shares outstanding.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2012, the Company had an accumulated deficit of $45,827. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations and the ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company intends to continue to serve its customers as remodeler, landlord, and financing provider. There is no assurance that we will be successful in achieving any or all of these objectives.

Note 3:

Loans Receivable and Interest Income

On February 14, 2012, the Company used $69,000 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer’s real estate agent for several years. The Note and Deed of Trust related to a residential property in Fayetteville, North Carolina, and the borrower was obligated to repay the $69,000 in principal, plus eighteen percent (18%) interest per annum, within 150 days. Such funds were repaid on April 18, 2012, with interest income of $2,104.

On October 16, 2012, the Company used $100,000 of its cash funds to purchase a majority interest in a Note and Deed of Trust from an unrelated third party, DoHardMoney.com,   The Note and Deed of Trust related to a residential property in Portland, Oregon, and the borrower was obligated to repay the $100,000 in principal, plus  interest, within 150 days. On December 10, 2012, a payment of $6,250 was received for principal ($2,475), Interest Income ($3,094), and Deferred Revenue ($681 at year end).  The Principal and accrued interest were paid in full during January of 2013.

Note 4:

Deferred Revenue

The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $681 and $0 in deferred revenue at December 31, 2012 and 2011, respectively. The deferred revenue for 2012 related to prepaid interest income that had not yet been earned as of yearend.

Note 5:

Real Estate Sales

On March 16, 2012, the Company borrowed $37,000 from its founder.  Using those funds, as well as the majority of its remaining cash, purchased a residential property in Magna, Utah for a contract price of $62,500, wiring the balance due at settlement, or $61,535 (the $62,500 price, plus $270 in closing costs, less the $1,000 earnest money deposit, less a $235 credit for property taxes paid), to the escrow agent and incurring an additional $672 in additional bank and related fees. The Company thereafter spent $11,047 from March through the end of July maintaining, repairing, and improving the property. The Company sold the property at the beginning of August, receiving net proceeds after closing costs of $88,922.

Note 6:

Income Taxes

The Company did not have any temporary differences for the period ended December 31, 2012 and 2011. The current provision reflects current income taxes.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $59,709.  The provision (benefit) for income taxes for the year ended December 31, 2011 by applying the statutory income tax rate of 34% was $22,230, offset by a Valuation allowance of $22,230.  As of December 31, 2012, the Company’s net operating loss carryforward was $45,827.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.  The Company’s deferred tax assets as of December 31, 2012 and 2011 were $15,581 and $20,301, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2010 (year of inception) through 2012.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

Note 7:

Related Party Transactions

At inception, the Company has issued 9,600,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,500.

The Company does not have employment contracts with its sole officer and director, who is the majority shareholder. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in additional business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment or any written agreement for our future required cash needs.

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of December 31, 2012 and 2011, the loan balance was $114,590 and $77,590, respectively.  The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $7,584 and $4,369 as of December 31, 2012 and 2011, respectively.

In 2012, the majority shareholder forgave $4,250 of a related party payable due to the majority shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 8:

Equity

The Company has been authorized to issue 100,000,000 common shares, no par value.  Common shares are entitled to one vote per share.

As described above, on June 29, 2010, the Company issued 9,600,000 shares of its common stock to the officer and director of the Company in exchange for $2,500.

In March 2011, the Company received $15,500 in cash for the issuance of 77,500 shares of common stock at $.20 per share for gross proceeds in the amount of $15,500.

In March 2011, the Company issued 322,500 shares to consultants for services rendered. Shares were valued at the then fair market value of $.20 per share, for a total value of $64,500, which was expensed as stock-based compensation.

Note 9: Subsequent Events

On January 14, 2013, the Company received payment in full for the Loan Receivable held as of December 31, 2012.

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee.

On August 20, 2013, the Company purchased a home in Salt Lake City Utah for $157,687. The Company is currently in the process of remodeling the home and has spent $15,000 in remodeling costs as of the date of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

Curt Hansen	51	Director, CEO, CFO, and President

Mike Hansen	52	Director, Treasurer

Curt Hansen, 51, was born in the United States. Mr. Hansen has extensive experience in many areas of real estate. These areas include buying, renovating and selling real estate for profit, as well as lending funds to other investors for similar purposes. This process requires having the ability to identify and evaluate real estate, have current knowledge of the market and being able to acquire distressed properties. In addition to being profitable buying and selling real estate, Mr. Hansen has expert knowledge in managing rental properties. For over twenty-four years, Mr. Hansen has worked as a sole proprietor and real estate investor, buying and remodeling houses, duplexes, fourplexes and larger projects in his own name and using the DBA “CH Enterprises.” At times he has owned as many as 52 rental units and nineteen buildings. For several years, Mr. Hansen has also been a private money lender, where he leveraged his experience as a real estate entrepreneur to financially assist other investors in their efforts to make a profit in buying and selling properties. Mr. Hansen has been able to lend over $1,000,000 to investors located in Alaska, Utah, Colorado, Montana and Bulgaria. During the past five years, Mr. Hansen has been self-employed as a real estate and general business investor, locating, buying, selling, and managing real estate, and making other strategic debt and equity investments.

The Company believes that Mr. Hansen’s extensive experience in the real estate investment and development industries provides him crucial insight into market opportunities and the nuances of the development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s board of directors.

Mike Hansen, 52, was born in the United States. Mike Hansen is a seasoned real estate veteran who has been investing in real estate since 1984. He graduated from Colorado Mountain College in 1986 with a degree in solar retrofit technology, and is currently employed as a Program Manager for Housing Resources of Western Colorado, where he has worked since 1987 and which provides low-income customers with self-help housing, housing rehabilitation, weatherization, and rental services. As a Program Manager, he has assisted real estate purchasers, renters, and homeowners with locating suitable properties, finding financing, and building and/or improving their homes. Additionally, for the past 15 years, he has been Mr. Curt Hansen’s right hand man on many of Mr. Curt Hansen’s real estate projects.

The Company believes that Mr. Hansen’s extensive real estate investment experience and experience working alongside Mr. Curt Hansen in the real estate industry makes him a valuable member of the Company’s board of directors.

None of our directors qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC, meaning that our directors may have business interests in the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We believe that the members of our executive team are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material income to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this filing.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office or until his successor has been elected and qualified in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Code of Ethics

The Board of Directors has established a written code of ethics that applies to the Company’s officers. A copy of the Code of Ethics is filed as Exhibit 14.1.

EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2012 and December 31, 2011:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Curt Hansen	2012	0	0	0	0	0	0	0
Director, President, CEO & CFO	2011	0	0	0	0	0	0	0

Mike Hansen	2012	0	0	0	0	0	0	0
Director, Treasurer	2011	0	0	0	0	0	0	0

Employment Agreements

The Company has no formal employment agreements.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Mr. Curt Hansen	0	0	0	0	0	0	0
Mr. Mike Hansen	0	0	0	0	0	0	0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012 for:

•

each of our executive officers and directors;

•

all of our executive officers and directors as a group; and

•

any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Curt Hansen 175 South Main Street, 15th Floor, Salt Lake City, UT 84111	9,605,000	96.05%
Common Stock	Mike Hansen 2851 B ½ Rd. Grand Junction, CO 81503	5,000	0.05%
Common Stock	Officers and Directors	9,610,000	96.1%

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The majority shareholder has advanced funds to the Company, as necessary. As of December 31, 2012 and December 31, 2011, the loan balance was $114,590 and $77,590, respectively. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $7,585 and $4,369 as of December 31, 2012 and December 31, 2011, respectively.

Other than as previously disclosed, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

The officers and directors;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•

Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 15, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment.  PM has merged his firm into the registered firm of Drake and Klein CPAs PA. On March 15, 2013, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”) of Clearwater, Florida, as its new registered independent public accountant.

The following table sets forth the fees billed by our principal independent accountants, Peter Messineo, CPA, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$2,250	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$2,250	$-

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description
3.1	Articles of Organization (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)
3.2	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)
3.3	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)
5.1	Opinion of Vincent & Rees, L.C. (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)
10.1	Share Exchange Agreement (incorporated by reference to our Form S-1/A Registration Statement amendment filed November 29, 2012)
10.2	Promissory Note (incorporated by reference to our Form S-1/A Registration Statement amendment filed November 29, 2012)
10.3	Assignment of Promissory Note (incorporated by reference to our Form S-1/A Registration Statement amendment filed November 29, 2012)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.

Date: January 22, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 22, 2014	/s/ Curt Hansen Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

January 22, 2014	/s/ Mike Hansen Mike Hansen, Member of the Board of Directors