Form 10-Q
period 2013-03-31
CH REAL ESTATE II, INC
filed 2014-02-19
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-179424

CH REAL ESTATE II, INC.

(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main Street, Suite 1500 Salt Lake City, UT 84111
(Address of principal executive offices, including zip code)

(801) 739-8234
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 3, 2014, the issuer had 10,000,000 outstanding shares of common stock, no par value, outstanding.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$54,807	$62,004
Interest receivable	846	-
Loan receivable	102,900	97,525

Total current assets	158,553	159,529

Total assets	$158,553	$159,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Deferred Revenue	-	681
Payables, related parties	123,022	122,175

Total current liabilities	123,022	122,856

Total liabilities	123,022	122,856

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000
shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(46,969)	(45,827)

Total shareholders' equity	35,531	36,673

Total liabilities and shareholders' equity	$158,553	$159,529

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

Sale of property	$-	$-
Interest income	1,527	-
Total revenue	1,527	-

Basis and costs of property	-	-
Total basis and costs of property	-	-

Operating expenses
General and administrative expenses	1,824	3,908

Total operating expenses	1,824	3,908

Income (loss) from operations	(297)	(3,908)

Other income (expense)
Interest income (expense), net	(845)	(621)
Income tax benefit (expense)	-	-
Total other income (expense), net	(845)	(621)

Net income (loss)	$(1,142)	$(4,529)

Basic and diluted net loss per share	$0.00	$0.00

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(1,142)	$(4,529)
Adjustments to reconcile net loss to net cash used in operations:

Changes in operating assets and liabilities:
Loan receivable	(5,375)	(69,000)
Interest Receivable	(846)	-
Construction in process	-	(61,535)
Deferred revenue	(681)	-
Accounts payable and accrued expenses	-	-
Net cash provided by (used in) operating activities	(8,044)	(135,064)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	847	37,623
Issuance of common stock	-	-
Net cash provided by financing activities	847	37,623

Net increase (decrease) in cash	(7,197)	(97,441)

Cash at beginning of period	62,004	109,000

Cash at end of period	$54,807	$11,559

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The condensed interim financial information of the Company as of March 31, 2013 and for the three month period ended March 31, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 3:

Loans Receivable and Interest Income

On October 16, 2012, the Company used $100,000 of its cash funds to purchase a majority interest in a Note and Deed of Trust from an unrelated third party, DoHardMoney.com.  The Note and Deed of Trust related to a residential property in Portland, Oregon, and the borrower was obligated to repay the $100,000 in principal, plus interest, within 150 days. On December 10, 2012, a payment of $6,250 was received for principal ($2,475), Interest Income ($3,094), and Deferred Revenue ($681 at year end).  The Principal and accrued interest were paid in full during January of 2013 and deferred revenue as of December 31, 2012 recognized accordingly.

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

Note 4:  Income Taxes

The current provision reflects current income taxes. As of March 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $46,969.  The provision (benefit) for income taxes for the period ended March 31, 2013 was offset by a full valuation allowance.  As of December 31, 2012, the Company’s net operating loss carryforward was $45,827.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.  The Company’s deferred tax assets as of March 31, 2013 and December 31, 2012 were $15,969 and $15,581, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2010 (year of inception) through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended March 31, 2013 and December 31, 2012.

Note 5:

Related Party Transactions

At inception, the Company issued 9,600,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,500.

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of March 31, 2013 and December 31, 2012, the loan balance was $114,590.   The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $8,432 and $7,584 as of March 31, 2013 and December 31, 2012, respectively.

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

Note 6:  Equity

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

Note 7:  Subsequent Events

On August 20, 2013, the Company purchased a home in Salt Lake City Utah for $157,687. The Company is currently in the process of remodeling the home and has spent $15,000 in remodeling costs as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended March 31, 2013

The Company had revenues of interest income of $1,527 for the three month period ended March 31, 2013. The Company incurred operating expenses of $1,824 during the period ended March 31, 2013, and had net interest expense of $845. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had a net loss of $1,142 for the period ended March 31, 2013.

Overview of Earnings for the period ended March 31, 2012

The Company had no revenue for the three month period ended March 31, 2012. The Company incurred operating expenses of $3,908 during the period ended March 31, 2012, and had net interest expense of $621. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had a net loss of $4,529 for the period ended March 31, 2012.

Plan of Operations

During the first quarter of 2012, the Company purchased a residential property in Magna, Utah, from an unrelated third party, and purchased a Note and Deed of Trust from an unrelated third party. The Note and Deed of Trust related to a residential property in Fayetteville, North Carolina, and the Note was repaid with interest on April 18, 2012. The Company repaired and improved the Magna, Utah, property and sold the property for a profit during the third quarter of 2012.

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

The Company intends to use its cash flows from operations to partially retire liabilities, beginning with outstanding interest on its related party debt and then principal on that debt, as well as to purchase additional properties. As management expects that the Company will make further purchases of real property during the next year, it expects that the Company’s current cash funds and cash flow from operations will only fund its operations for the next six months. The Company intends to seek additional capital from its founder and raise additional capital through private equity financing and/or debt financing if possible.

During our startup phase of operations, we will seek to initially raise approximately $115,000 in additional capital by offering our common stock to business associates through private sales exempt from registration, and the capital raise thereby will be used to acquire additional properties, depending upon management’s analysis of the amount by which the subject properties are determined to be priced below their intrinsic values, and/or retire existing debt with the founder if we are unable to locate any such properties. If appropriate “undervalued” properties are located, we anticipate that we will be able to purchase two such properties using all $115,000 in startup capital. Our ability to do so within the projected 18-month startup phase is wholly dependent upon the real estate market and our identification of properties priced enough below their intrinsic values to justify the expenses associated with purchasing, maintaining, repairing/improving, and selling such properties. If the Company is unable to generate capital to fund operations or raise additional capital through the sale of equity, but it does locate properties that it determines offer an attractive risk-reward ratio, it will be forced to borrow funds from its founder or from outside sources on terms it considers less attractive. The startup phase of our operations will be complete when we have generated $50,000 in net profits from our operations.

During our second phase of operations, or our repayment and growth phase, we will need approximately $250,000 in available cash funds, which will be used first to retire existing debt and then to purchase additional properties as available funds permit. We anticipate generating such funds through our startup operations and through additional equity and/or debt raises. Assuming we have $50,000 in available cash funds generated during our startup phase, and have retired existing debt, we anticipate that we will be able to purchase two additional properties. We hope to earn enough from the disposition of these properties to enable us to hire a full-time real estate investor, who will assist us in locating more properties that meet our investment profile.

Our third and final phase will target debt-free growth and will be funded exclusively through cash flow from existing operations or through one or more public or private equity offerings. During this last phase, we will increase our inventory of properties and staff used to locate, improve and market those properties and will expand into other markets outside of Utah.

During the next twelve months, the Company anticipates that it will incur minimal operating expenses aside from the accounting and EDGAR filing expenses associated with being a public company. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain the funds we need through a public offering, private placement of securities or loans. Other than as described in this paragraph, we have no other financing plans at this time.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $54,807, with which to continue its operations. Cash flows from operations used $8,044 and $135,064 for the periods ended March 31, 2013 and 2012. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

The Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in our Annual Report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended March 31, 2013, covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. LEGAL PROCEEDING

None.

ITEM 6. LEGAL EXHIBITS

The following exhibits are filed as a part of this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.

Date: February 5, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 5, 2014	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer
Principal Financial Officer
Principle Accounting Officer, and Chairman of the
Board of Directors

February 5, 2014	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors