Form 10-Q
period 2013-06-30
CH REAL ESTATE II, INC
filed 2014-03-19
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes      . No  X .

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

As of February 24, 2014, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012

	(unaudited)	(audited)
ASSETS

Current assets
Cash	$12,638	$62,004
Interest receivable	4,694	-
Loan receivable	102,900	97,525
Total current assets	120,232	159,529

Total assets	$120,232	$159,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$500	$-
Deferred revenue	-	681
Payables, related parties	83,126	122,175
Total current liabilities	83,626	122,856

Total liabilities	83,626	122,856

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(45,894)	(45,827)
Total shareholders' equity	36,606	36,673

Total liabilities and shareholders' equity	$120,232	$159,529

See the accompanying notes to unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012		2013	2012
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Sale of property	$-		$-	$-	$-
Interest income	3,848		-	5,375	-
Total revenue	3,848		-	5,375	-

Basis and costs of property	-		-	-	-
Total basis and costs of property	-		-	-	-

Operating expenses
General and administrative expenses	2,063		6,784	3,887	11,167

Total operating expenses	2,063		6,784	3,887	11,167

Income (loss) from operations	1,785		(6,784)	1,488	(11,167)

Other income (expense)
Interest income (expense), net	(710)		(1,283)	(1,555)	(1,904)
Income tax benefit (expense)	-		-	-	-
Total other income (expense), net	(710)		(1,283)	(1,555)	(1,904)

Net income (loss)	$1,075		$(8,067)	$(67)	$(13,071)

Basic and diluted net loss per share	$0.00	4	0.00	$0.00	$0.00

Weighted average shares outstanding
- basic and diluted	10,000,000		10,000,000	10,000,000	10,000,000

See the accompanying notes to unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(67)	$(13,071)
Adjustments to reconcile net loss to net cash used in operations:

Changes in operating assets and liabilities:
Additions to (Repayment of) related party advances	(5,375)	-
Interest Receivable	(4,694)	-
Construction in process	-	(61,535)
Deferred revenue	(681)	-
Accounts payable and accrued expenses	500	2,104
Net cash provided by (used in) operating activities	(10,317)	(72,502)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to relalated party advances	1,559	37,000
Repayment of related party advances	(40,608)	(1,000)
Issuance of common stock	-	-
Net cash provided by financing activities	(39,049)	36,000

Net increase (decrease) in cash	(49,366)	(36,502)

Cash at beginning of period	62,004	109,000

Cash at end of period	$12,638	$72,498

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,607	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

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

Basis of Presentation

The condensed interim financial information of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

Note 2:

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

Note 3:  Income Taxes

The current provision reflects current income taxes. As of June 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $46,969.  The provision (benefit) for income taxes for the period ended June 30, 2013 was offset by a full valuation allowance.  As of December 31, 2012, the Company’s net operating loss carryforward was $45,827.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.  The Company’s deferred tax assets as of June 30, 2013 and December 31, 2012 were approximately $15,600 for both periods.  The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2010 (year of inception) through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended June 30, 2013 and December 31, 2012.

Note 4:

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  In May 2013, the Company paid $37,000 of principle and $3,607 in interest to the majority shareholder for these advanced funds. As of June 30, 2013 and December 31, 2012, the loan balance was $77,590 and $122,175, respectively.  The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The Company paid $3,607 of the accrued interest in the six months ended June 30, 2013.  The total accrued interest is $5,536 and $7,584 as of June 30, 2013 and December 31, 2012, respectively.

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

Note 5:  Equity

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

Note 6:  Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the three and six month periods ended June 30, 2013

The Company had revenues of $3,848 and $5,375 for the three month and six month periods ended June 30, 2013.  The Company incurred operating expenses of $2,063 and $3,887 during the three and six month periods ended June 30, 2013.  The Company had net interest expense of $710 and $1,555 during the three and six month periods ended June 30, 2013. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had net income of $1,075 and a net loss of $67 for the three and six month periods ended June 30, 2013, respectively.

Overview of Earnings for the period ended June 30, 2012

The Company had no revenue for the three and six month periods ended June 30, 2012. The Company incurred operating expenses of $6,784 and $11,167 during the three and six month periods ended June 30, 2012.  The Company had net interest expense of $1,283 and $1,904 during the three and six month periods ended June 30, 2012. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had a net loss of $8,067 and $13,071 for the three and six month periods ended June 30, 2012, respectively.

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

During our startup phase of operations, we will seek to initially raise approximately $115,000 in additional capital by offering our common stock to business associates through private sales exempt from registration, and the capital raise thereby will be used to acquire additional properties, depending upon management’s analysis of the amount by which the subject properties are determined to be priced below their intrinsic values, and/or retire existing debt with the founder if we are unable to locate any such properties. If appropriate “undervalued” properties are located, we anticipate that we will be able to purchase two such properties using all $115,000 in startup capital. Our ability to do so within the projected 18-month startup phase is wholly dependent upon the real estate market and our identification of properties priced enough below their intrinsic values to justify the expenses associated with purchasing, maintaining, repairing/improving, and selling such properties. If the Company is unable to generate capital to fund operations or raise additional capital through the sale of equity, but it does locate properties that it determines offer an attractive risk-reward ratio, it will be forced to borrow funds from its founder or from outside sources on terms it considers less attractive. The startup phase of our operations will be complete one we have generated $50,000 in net profits from our operations.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and cash equivalents of $12,638, with which to continue its operations. Cash flows from operations used $10,317 and $72,502 for the periods ended June 30, 2013 and 2012. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on February 8, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.
Date:
March 6, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer