Form 10-Q
period 2013-09-30
CH REAL ESTATE II, INC
filed 2014-03-28
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of March 26, 2014, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

Current assets
Cash	$19,695	$62,004
Construction in progress	172,687	-
Interest receivable	8,584	-
Loan receivable	102,900	97,525

Total current assets	303,866	159,529

Total assets	$303,866	$159,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Deferred revenue	$-	$681
Payables, related parties	264,290	122,175

Total current liabilities	264,290	122,856

Total liabilities	264,290	122,856

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(42,924)	(45,827)

Total shareholders' equity	39,576	36,673

Total liabilities and shareholders' equity	$303,866	$159,529

See the accompanying notes to unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sale of property	$-	$88,922	$-	$88,922
Extension income	1,050	-	1,050	-
Interest income	3,890	-	9,265	-
Total revenue	$4,940	$88,922	$10,315	$88,922

Basis and costs of property	-	62,207	-	62,207
Total basis and costs of property	-	62,207	-	62,207

Gross Profit	4,940	26,715	10,315	26,715

Operating expenses
General and administrative expenses	806	5,233	4,694	16,400

Total operating expenses	806	5,233	4,694	16,400

Income (loss) from operations	4,134	21,482	5,621	10,315

Other income (expense)
Interest income (expense), net	(1,163)	1,375	(2,718)	(529)
Income tax benefit (expense)	-	-	-	-
Total other income (expense), net	(1,163)	1,375	(2,718)	(529)

Net income (loss)	$2,971	$22,857	$2,903	$9,786

Basic and diluted net loss per share	0.00	0.00	0.00	0.00

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See the accompanying notes to unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASHFLOWS

	For the Nine Months Ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$2,903	$9,786
Adjustments to reconcile net loss to net cash used in operations:

Changes in operating assets and liabilities:
Issuance of Loans Receivable	(102,900)	(69,000)
Repayments of Loans Receivable	97,525	69,000
Interest Receivable	(8,584)	-
Construction in process	(172,687)	-
Deferred revenue	(681)	-
Accounts payable and accrued expenses	-	3,311
Net cash provided by (used in) operating activities	(184,424)	13,097

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related parties	182,723	37,000
Repayment of related party advances	(40,608)	(1,000)
Net cash provided by financing activities	142,115	36,000

Net increase (decrease) in cash	(42,309)	49,097

Cash at beginning of period	62,004	109,000

Cash at end of period	$19,695	$158,097

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,607	$-

Cash paid for taxes	$-	$-

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

Other Income: The Company purchases Notes and Deeds of Trust from unrelated third parties. At times, these third parties request to extend the Notes on these properties. The Company charges an extension fee to extend the note.

Basis of Presentation

The condensed interim financial information of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.

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

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee of $1,050.

Note 3:  Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. In August 2013, the Company purchased a property in Salt Lake City for $157,687. The Company has spent $15,000 as of September 30, 2013 in remodeling costs for this property. On January 15, 2014 this property was sold for $233,700 or $226,046 net of sales commissions and other settlement charges.

Note 4:  Income Taxes

The current provision reflects current income taxes. As of September 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $42,924.  The provision (benefit) for income taxes for the period ended September 30, 2013 was offset by a full valuation allowance.  As of December 31, 2012, the Company’s net operating loss carryforward was $45,827.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.  The Company’s deferred tax assets as of September 30, 2013 and December 31, 2012 were $14,594 and $15,581, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2010 (year of inception) through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended September 30, 2013 and December 31, 2012.

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of September 30, 2013 and December 31, 2012, the loan balance was $264,451 and $122,175, respectively.  The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The Company paid $3,607 of the accrued interest in the nine months ended September 30, 2013.  The total accrued interest is $6,861 and $7,584 as of September 30, 2013 and December 31, 2012, respectively.

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

Note 7:  Subsequent Events

On January 15, 2014 the Company sold its remodeling project in Salt Lake City (see note 3) for $233,700 or $226,046 net of sales commissions and other settlement charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the three and nine month periods ended September 30, 2013

The Company had revenues of $4,940 for the three month period ended September 30, 2013 and $10,315 for the nine month period ended September 30, 2013.  The Company incurred operating expenses of $806 and $4,694 during the three and nine month periods ended September 30, 2013.  The Company had net interest expense of $1,163 and $2,718 during the three and nine month periods ended September 30, 2013. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had net income of $2,971 and $2,903 for the three and nine month periods ended September 30, 2013, respectively.

Overview of Earnings for the three and nine month periods ended September 30, 2012

The Company had revenue of $88,922 for the three and nine month periods ended September 30, 2012. The Company incurred property costs of $62,207 for the three and nine month periods ended September 30, 2012.  The Company incurred operating expenses of $5,233 and $16,400 during the three and nine month periods ended September 30, 2012.  The Company had net interest income of $1,375 and net interest expense of $529 during the three and nine month periods ended September 30, 2012. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had net income of $22,857 and $9,786 for the three and nine month periods ended September 30, 2012, respectively.

Plan of Operations

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and cash equivalents of $19,695, with which to continue its operations. Cash flows from operations used $184,424 and provided $13,097 for the periods ended September 30, 2013 and 2012. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Subsequent Events

On January 15, 2014 the Company sold its remodeling project in Salt Lake City (see note 3) for $233,700 or $226,046 net of sales commissions and other settlement charges.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended September 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

CH Real Estate II, Inc.

Date: March 26, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer and Director