Form 10-K
period 2013-12-31
CH REAL ESTATE II, INC
filed 2014-05-13
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number 333-179424

CH REAL ESTATE II, INC.

(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main Street, Suite 1500
Salt Lake City, UT, 84111 84111
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

Yes  X . No      .

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

Yes  X . No      .

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

Yes      . No  X .

As of June 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $78,000, assuming a per share price of $.20 per share, which was the per share valuation in our most recent Common Stock issuance in 2011, as our Common Stock is not yet publicly traded. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of May 5, 2014, the registrant had 10,000,000 shares of Common Stock, no par value, outstanding.

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

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2013 of $41,046. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

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

We had net income of $4,781 and $13,882 for the year ended December 31, 2013 and 2012, respectively. We currently do not have sustainable revenues and net profits. We are continually dependent upon developing new clients for our continued revenue production and growth, and any inability to continue business development growth would materially impact our revenues and adversely impact a shareholder’s investment.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2013

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee of $1,050. The Company recorded interest income of $13,156 in fiscal year 2013 which primarily related to interest income from this note.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash and cash equivalents of $10,755, with which to continue its operations. Our cash flows from operations used $195,312 and $83,996 for the years ended December 31, 2013 and 2012, respectively. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

On April 11, 2014 the Company received full payment and accrued interest in the amount of $117,782 for the Hickory Wood Note receivable.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DKM
CERTIFIED PUBLIC ACCOUNTANTS
Accounting • Auditing • Assurance

2451 N. McMullen Booth Road
Suite.308
Clearwater, FL 33759

855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CH Real Estate II, Inc.

We have audited the accompanying balance sheet of CH Real Estate II, Inc. as of December 31, 2013, 2012 and the related statement of operations, stockholders' deficiency, and cash flows from for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CH Real Estate II, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida

April 15, 2014

PCAOB Registered
AICPA Member

CH Real Estate II, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$10,755	$62,004
Interest receivable		-
Construction in process	200,284	-
Loan receivable	115,374	97,525

Total current assets	326,413	159,529

Total assets	$326,413	$159,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$18,721	$-
Deferred revenue	-	681
Payables, related parties	266,238	122,175

Total current liabilities	284,959	122,856

Total liabilities	284,959	122,856

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value,
10,000,000shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(41,046)	(45,827)

Total shareholders' equity	41,454	36,673

Total liabilities and shareholders' equity	$326,413	$159,529

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

Sale of property	$-	$88,922
Extension income	4,879	-
Interest income	13,156	5,198

Total revenue	18,035	94,120

Basis and costs of property	-	73,179
Total basis and costs of property	-	73,179

Operating expenses
General and administrative expenses	8,589	8,102

Total operating expenses	8,589	8,102

Income (loss) from operations	9,446	12,839

Other income (expense)
Interest income (expense), net	(4,665)	(3,207)
Other income	-	4,250
Total other income (expense), net	(4,665)	1,043

Provision for income taxes	-	-

Net income	$4,781	$13,882

Basic and diluted net loss per share	$0.00	$0.00

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statement of Stockholders' Equity
			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total

Balance as of December 31, 2011	10,000,000	$82,500	$(59,709)	$22,791

Net Income	-	-	13,882	13,882

Balance as of December 31, 2012	10,000,000	82,500	(45,827)	36,673

Net income	-	-	4,781	4,781

Balance as of December 31, 2013	10,000,000	$82,500	$(41,046)	$41,454

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash flows used in operating activities:
Net income (loss)	$4,781	$13,882
Adjustments to reconcile net loss to net cash used in operations:

Interest Expense	-	3,216

Changes in operating assets and liabilities:
Issuance of loans receivable	(102,900)	(97,525)
Repayments of loans receivable	97,525	-
Interest receivable	(12,474)	-
Construction in process	-	-
Accounts payable and accrued expenses	18,721	(4,250)
Deferred Revenue	(681)	681
Net cash provided by operating activities	4,972	(83,996)

Cash flows from financing activities:
Advances from related parties	182,723	38,000
Repayment of related party advances	(38,660)	(1,000)
Net cash provided by (used in) financing activities	144,063	37,000

Net increase (decrease) in cash	149,035	(46,996)

Cash at beginning of period	62,004	109,000

Cash at end of period	$211,039	$62,004

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,607	$-

Cash paid for taxes	$-	$-

See the accompanying notes to the financial statements

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2013 and 2012

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

Extension Income: The Company purchases Notes and Deeds of Trust from unrelated third parties. At times, these third parties request to extend the Notes on these properties. The Company charges an extension fee to extend the note

Basis of Presentation

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $41,046. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3:

Loans Receivable and Related Interest

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee of $1,050. At December 31, 2013 the Company had accrued interest income of $12,474 related to this note. On April 11, 2014 the Company received full payment of this note and accrued interest in the amount of $117,782.

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

Note 4:

Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. In August 2013, the Company purchased a property in Salt Lake City for $157,687. The Company has spent $42,596 as of December 31, 2013 in remodeling costs for this property. On January 15, 2014 this property was sold for $233,700 or $226,046 net of sales commissions and other settlement charges.

Note 5:

Deferred Revenue

The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $0 and $681 in deferred revenue at December 31, 2013 and 2012, respectively. The deferred revenue for 2012 related to prepaid interest income that had not yet been earned as of yearend.

Note 6:

Income Taxes

The Company did not have any temporary differences for the period ended December 31, 2013 and 2012.

As of December 31, 2013, the Company’s net operating loss carryforward was $41,046. The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The Company’s deferred tax assets as of December 31, 2013 and 2012 were $15,581 and $20,301, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2010 (year of inception) through 2013. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2013 and 2012, the loan balance was $257,590 and $114,590, respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $8,647 and $7,584 as of December 31, 2013 and 2012, respectively.

The Company does not own or lease property or lease office space for its own internal use. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

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

On April 11, 2014 the Company received full payment and accrued interest in the amount of $117,782 for the Hickory Wood Note recievable.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2013 and December 31, 2012:

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Curt Hansen	2013	-	-	-	-	-	-	-
Director, President,	2012	-	-	-	-	-	-	-
CEO & CFO

Mike Hansen	2013	-	-	-	-	-	-	-
Director, Treasurer	2012	-	-	-	-	-	-	-

Employment Agreements

The Company has no formal employment agreements.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Mr. Curt Hansen	-	-	-	-	-	-	-
Mr. Mike Hansen	-	-	-	-	-	-	-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2013 for:

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The majority shareholder has advanced funds to the Company, as necessary. As of December 31, 2013 and December 31, 2012, the loan balance was $257,590 and $114,590, respectively. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $8,647 and $7,585 as of December 31, 2013 and December 31, 2012, respectively.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 15, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment. PM joined the registered firm of Drake and Klein CPAs PA. On March 15, 2013, the Company engaged DKM Certified Public Accountants (“DKM”) of Clearwater, Florida, as its new registered independent public accountant.

The following table sets forth the fees billed by our principal independent accountants, DKM, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$15,500	$2,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	750	-
Total	$16,250	$2,250

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

CH Real Estate II, Inc.

Date: May 13, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 13, 2014	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

May 13, 2014	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors