Form 10-Q
period 2014-03-31
CH REAL ESTATE II, INC
filed 2014-06-03
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 28, 2014, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets
Cash	$62,485	$10,755
Construction in process	279,910	200,284
Interest receivable	9,808	12,474
Loan receivable	102,900	102,900

Total current assets	455,103	326,413

Total assets	$455,103	$326,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$-	$18,721
Payables, related parties	408,177	266,238

Total current liabilities	408,177	284,959

Total liabilities	408,177	284,959

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(35,574)	(41,046)

Total shareholders' equity	46,926	41,454

Total liabilities and shareholders' equity	$455,103	$326,413

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)

Sale of property	$226,046	$-
Extension income	3,504	-
Interest income	3,764	1,527
Total revenue	233,314	1,527

Basis and costs of property	209,084	-
Total basis and costs of property	209,084	-

Operating expenses
General and administrative expenses	16,731	1,824

Total operating expenses	16,731	1,824

Income (loss) from operations	7,499	(297)

Other income (expense)
Interest income (expense), net	(2,151)	(845)
Income tax benefit (expense)	-	-
Other income	124	-
Total other income (expense), net	(2,027)	(845)

Net income (loss)	$5,472	$(1,142)

Basic and diluted net loss per share	$0.00	$(0.00)

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$5,472	$(1,142)
Adjustments to reconcile net income (loss) to net cash used in operations:
Non cash interest expense related party	2,161	-

Changes in operating assets and liabilities:
Loan receivable	-	(5,375)
Interest receivable	2,666	(846)
Construction in process	(79,626)	-
Deferred revenue	-	(681)
Accounts payable and accrued expenses	(18,721)	-
Net cash provided by (used in) operating activities	(88,048)	(8,044)

Cash flows from financing activities:
Advances from related parties	141,635	847
Payments to related parties	(1,857)	-
Net cash provided by financing activities	139,778	847

Net increase (decrease) in cash	51,730	(7,197)

Cash at beginning of period	10,755	62,004

Cash at end of period	$62,485	$54,807

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

The condensed interim financial information of the Company as of March 31, 2014 and for the three month period ended March 31, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2014, the Company had an accumulated deficit of $35,574. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2:

Loans Receivable and Interest Income

On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee of $1,050.  At December 31, 2013 the Company had accrued interest income of $12,474 related to this note. On March 3, 2014 the Company received payment of $6,431 toward this note and on April 11, 2014 the Company received full payment of this note and accrued interest for the total amount of $117,782.

Note 3: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. In August 2013, the Company purchased a property in Salt Lake City for $157,687. The Company has spent $42,596 as of December 31, 2013 in remodeling costs for this property. On January 15, 2014 this property was sold for $226,046.

In February 2014, the Company purchased a property in Salt Lake City for $260,420. The Company has spent $20,000 in remodeling costs for this property as of March 31, 2014.

Note 4:  Income Taxes

The current provision reflects current income taxes. As of March 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $35,574.  The provision (benefit) for income taxes for the period ended March 31, 2014 was offset by a full valuation allowance.  As of December 31, 2013, the Company’s net operating loss carryforward was $41,046.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized.  The Company’s deferred tax assets as of March 31, 2014 and December 31, 2013 were $12,095 and $15,581, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2011 through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended March 31, 2014 and December 31, 2013.

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of March 31, 2014 and December 31, 2013, the loan balance was $397,376 and $257,590, respectively.   The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $10,801 and $8,648 as of March 31, 2014 and December 31, 2013, respectively.

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

The Company has no options or warrants issued or outstanding and no preferred shares have been issued.

Note 7:  Subsequent Events

On April 11, 2014 the Company received full payment and accrued interest for the total amount of $117,782 for the note receivable valued at $102,900 excluding interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended March 31, 2014

The Company had revenues of $233,314 for the three month period ended March 31, 2014. $226,046 of this revenue related to the sale of the property in Salt Lake City (note 3), and the remaining income related to extension fee as well as interest income for the Company’s note receivable. The Company incurred costs of $209,084 in connection with property sold in Salt Lake City during the period ended March 31, 2014. The Company incurred operating expenses of $16,731 during the period ended March 31, 2014, interest expense of $2,151 and other income of $124. The Company had a net income of $5,472 for the period ended March 31, 2014.

Overview of Earnings for the period ended March 31, 2013

The Company had revenues of interest income of $1,527 for the three month period ended March 31, 2013 The Company incurred operating expenses of $1,824 during the period ended March 31, 2013 and had net interest expense of $845. The Company anticipates that general and administrative expenses will increase as it will incur professional expenses related to the preparation and other compliance requirements associated with its public filings. The Company had a net loss of $1,142 for the period ended March 31, 2013.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $62,485, with which to continue its operations. Cash flows from operations used $88,048 and $8,044 for the periods ended March 31, 2014 and 2013. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Subsequent Events

On April 11, 2014 the Company received full payment and accrued interest in the amount of $117,782 for the note receivable valued at $102,900 excluding interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended March 31, 2014, covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

CH Real Estate II, Inc.

Date: June 3, 2014	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 3, 2014	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

June 3, 2014	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors