Form 10-Q
period 2014-06-30
CH REAL ESTATE II, INC
filed 2014-08-18
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 15, 2014, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets
Cash	$32,677	$10,755
Prepaid expenses	5,000	-
Construction in process	329,910	200,284
Interest receivable	-	12,474
Loan receivable	-	102,900

Total current assets	367,587	326,413

Total assets	$367,587	$326,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$-	$18,721
Payables, related parties	344,248	266,238

Total current liabilities	344,248	284,959

Total liabilities	344,248	284,959

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(59,161)	(41,046)

Total shareholders' equity	23,339	41,454

Total liabilities and shareholders' equity	$367,587	$326,413

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sale of property	$-	$-	$226,046	$-
Extension income	4,356	-	7,860	-
Interest income	719	3,848	4,483	5,375
Total revenue	5,075	3,848	238,389	5,375

Basis and costs of property	-	-	209,084	-
Total basis and costs of property	-	-	209,084	-

Operating expenses
General and administrative expenses	26,006	2,063	42,737	3,887

Total operating expenses	26,006	2,063	42,737	3,887

Income (loss) from operations	(20,931)	1,785	(13,432)	1,488

Other income (expense)
Interest income (expense), net	(2,706)	(710)	(4,857)	(1,555)
Income tax benefit (expense)	-	-	-	-
Other income	50	-	174	-
Total other income (expense), net	(2,656)	(710)	(4,683)	(1,555)

Net income (loss)	$(23,587)	$1,075	$(18,115)	$(67)

Basic and diluted net loss per share	(0.00)	0.00	(0.00)	(0.00)

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(18,115)	$(67)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	4,862	-

Changes in operating assets and liabilities:
Additions to (Repayment of) Related party advances	-	(5,375)
Interest receivable	115,374	(4,694)
Prepaid expenses	(5,000)	-
Construction in process	(129,626)	-
Deferred revenue	-	(681)
Accounts payable and accrued expenses	(18,721)	500
Net cash provided by (used in) operating activities	(51,226)	(10,317)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	141,636	1,559
Repayment of related party advances	(68,488)	(40,608)
Net cash provided by financing activities	73,148	(39,049)

Net increase (decrease) in cash	21,922	(49,366)

Cash at beginning of period	10,755	62,004

Cash at end of period	$32,677	$12,638

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,607

Cash paid for taxes	$-	$-

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

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

Basis of Presentation

The condensed interim financial information of the Company as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Recently Accounting Guidance Adopted

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $59,161. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

In February 2014, the Company purchased a property in Salt Lake City for $259,910. The Company has spent $70,000 in remodeling costs for this property as of June 30, 2014.

Note 4:

Income Taxes

As of June 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $59,161. The provision (benefit) for income taxes for the period ended June 30, 2014 was offset by a full valuation allowance. As of December 31, 2013, the Company’s net operating loss carryforward was $41,046. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company’s deferred tax assets as of June 30, 2014 and December 31, 2013 were $22,481 and $15,581, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2011 through 2013. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended June 30, 2014 and December 31, 2013.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of June 30, 2014 and December 31, 2013, the loan balance was $330,740 and $257,590, respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $13,508 and $8,648 as of June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014, there were 10,000,000 shares outstanding. There were no common stock transactions during the periods presented.

The Company has no options or warrants issued or outstanding and no preferred shares have been issued.

Note 7:

Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the three month periods ended June 30, 2014 and June 30, 2013

The Company had revenues of $5,075 and $3,848 for the three month periods ended June 30, 2014 and 2013, respectively. The increase in revenue for the three month periods ended June 30, 2014 compared to the three month period ended June 30, 2013 related to increased interest income related to the Company’s not receivable. The Company incurred operating expenses of $26,006 and $2,063 for the three month periods ended June 30, 2014 and 2013, respectively. The increase in operating expenses in 2014 primarily relates to increased professional fees related to the Company’s public filings. The Company had had net interest expense of $2,706 and $710 for the three month periods ended June 30, 2014 and 2013 respectively. Interest expense increased primarily due to increase related party payables during the year.

Overview of Earnings for the six month periods ended June 30, 2014 and June 30, 2013

The Company had revenues of $238,389 and $5,375 for the six month periods ended June 30, 2014 and 2013, respectively. The increase in revenue for the six months ended 2014 compared to six month period ended June 30, 2013 related to the sale of the property in Salt Lake City (note 3). The Company incurred operating expense of $42,737 and $3,887 during the six month periods ended June 30, 2014 and 2013, respectively. The increase in operating expenses in 2014 primarily relates to increased professional fees related to the Company’s public filings. The Company had net interest expense of $4,857 and $1,555 for the six month periods ended June 30, 2014 and 2013, respectively. Interest expense increased primarily due to increase related party payables during the year.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $32,677, with which to continue its operations. Cash flows from operations used $51,226 and $10,317 for the six month periods ended June 30, 2014 and 2013. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

None

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2014 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 18, 2014
	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 18, 2014	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer, Principle Accounting Officer, and Chairman of the Board of Directors

August 18, 2014	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors