Form 10-K/A
period 2013-12-31
CH REAL ESTATE II, INC
filed 2014-12-15
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This 10-K/A Amendment No. 1 for the period ended December 31, 2013 has been modified from the original version filed on May 13, 2014. The Statement of Cash Flows has been restated to include a number that was inadvertently omitted and Item 9A has been amended.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

We have audited the accompanying balance sheet of  as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2014, and for the changes mentioned in the explanatory note on December 12, 2014.

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

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash flows used in operating activities:
Net income (loss)	$4,781	$13,882
Adjustments to reconcile net loss to net cash used in operations:

Interest Expense	-	3,216

Changes in operating assets and liabilities:
Issuance of loans receivable	(102,900)	(97,525)
Repayments of loans receivable	97,525	-
Interest receivable	(12,474)	-
Construction in process	(200,284)	-
Accounts payable and accrued expenses	18,721	(4,250)
Deferred Revenue	(681)	681
Net cash provided by operating activities	(195,312)	(83,996)

Cash flows from financing activities:
Advances from related parties	182,723	38,000
Repayment of related party advances	(38,660)	(1,000)
Net cash provided by (used in) financing activities	144,063	37,000

Net increase (decrease) in cash	(51,249)	(46,996)

Cash at beginning of period	62,004	109,000

Cash at end of period	$10,755	$62,004

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,607	$-

Cash paid for taxes	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria. The internal controls over financial accounting are not effective because the company can’t afford to hire independent directors for an audit committee, a CFO, a controller, or other full-time personnel with accounting expertise, and the company simply isn’t large enough to establish and maintain effective financial controls and procedures and to conduct complex accounting controls.

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

Date: December 12, 2014

By:

/s/ Curt Hansen

Curt Hansen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 12, 2014

/s/ Curt Hansen

Curt Hansen, Chief Executive Officer,

Principal Financial Officer

Principle Accounting Officer, and Chairman of the Board of Directors

December 12, 2014

/s/ Mike Hansen

Mike Hansen, Member of the Board of Directors