Form 10-K
period 2014-12-31
CH REAL ESTATE II, INC
filed 2016-02-04
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number 333-179424

CH REAL ESTATE II, INC.
(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2851B1/2 Road
Grand Junction CO	81503
(Address of principal executive offices)	(Zip Code)
(970) 924-6935
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $-0-, because the registrant’s common stock is not listed for trading.

As of February 2, 2016, the registrant had 10,000,000 shares of Common Stock, no par value, outstanding.

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

Developers buy land, finance real estate deals, build or have builders build projects, create, imagine, control and orchestrate the process of development from the beginning to end. Developers usually take the greatest risk in the creation or renovation of real estate and receive the greatest rewards. Typically, developers purchase a tract of land, determine the marketing of the property, develop the building program and design, obtain the necessary public approval and financing, build the structure, and lease, manage, and ultimately sell it. Developers work with many different counterparts along each step of this process, including architects, city planners, engineers, surveyors, inspectors, contractors, leasing agents and more.

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it has also purchased and sold hard money loans that are secured by real property, and generally earn above-market interest.

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2014 of $63,418. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

Company Information
CH Real Estate II, Inc. was incorporated in 2011 and will pursue purchasing and developing real estate properties in Utah and Colorado at discounted prices, and lending money secured by real estate at higher than usual interest rates, i.e. “hard money” loans. In its history, and before the fiscal year which began on January 1, 2015, the Company had entered into three such hard money loan transactions, and has been repaid in full each time at a profit.   One hard money loan, for $75,000 on property in Elkhart, IN, was entered into on June 30, 2015, and was due on November 30, 2015,  bearing interest at 15% per year. On December 9, 2015, the borrower paid $1,358 to the Company to extend the loan for one month; and on December 11, 2015, the borrower paid off this loan.  The amount paid to the Company at closing of the repayment of the Elkhart IN loan was $74,515.

As of the date of the filing of this Annual Report on Form 10-K, the Company is a creditor with respect to two hard money loans:

On October 30, 2015, the Company loaned $35,000 to a borrower, secured by a property located in Wonder Lake, IL.  The loan is due on March 30, 2016, and interest of $2,177.50 for the five-month period was prepaid on December 9, 2015, which would be an interest rate of 15% per annum.

On December 17, 2015, the Company loaned $89,930 to another borrower, secured by property in Waxhaw, NC. This is a five-month loan, due on May17, 2016, and was made along with a trust whose trustee is the Company’s CEO.  The total amount of the loan was $107,250, which includes the trust.  On January 25, the borrower prepaid $6,745 in interest, based on an annual interest rate of 18%.

These two hard money loans are the Company’s only assets as of the date of this Annual Report on Form 10-K; however, management continues to search for appropriate real estate opportunities within its limited budget.

Business Strategies
CH’s business strategy is to take advantage of what the Company believes are relatively low prices in the real estate market. CH attempts to purchase distressed properties renovate them, and then sell them at a profit. The Company has purchased and sold four properties in its history, and sold each of them at a profit.  Most recently, the Company purchased a property at 2369 East Redondo Avenue, Salt Lake City, Utah 84107 on March 7, 2014 for $257,910 and sold it on December 19, 2014, for $380,464, a gross profit of $122,554 (47.5%).  However, repairs on that property were $112,303, which exceeded estimates, and so the Company’s profit after the cost of repairs was $10,251 (2.77%).  Payment for the sale was not received by the Company until January 7, 2015; therefore, the revenue from the sale was reported in our financial statements for the year ended December 31, 2014, and our balance sheet as of December 31, 2014 shows the proceeds as a receivable.

As of the date of the filing of this Annual Report on Form 10-K, the Company owns no real estate properties or assets other than the two hard money loans described above.

Industry Summary
The Utah and Colorado real estate markets have remained steady during the past twelve months; and the national real estate market is also stronger, in general. Management believes that an improving real estate market helps the Company when it owns properties for sale, because people are more likely to purchase as opposed to simply hunting for bargains. The reduction in the unemployment rate, in Utah, Colorado and nationally is also helpful to the Company’s business, assuming that the Company owned properties for sale. However, as noted above, the Company currently owns no real estate properties; therefore, it is likely that, in a rising market, the Company will have to pay more than it would pay if real estate prices were declining.

Competitive Strengths within the Industry
The Company relies on management’s personal expertise and experience in the real estate industry. The Company has many ties to the Utah and Colorado communities, and has cultivated relationships with individuals and companies in those states.

An important strength of the Company lies in its and its founder’s relationships with vendors, agents, and customers. CH seeks properties from and markets to unrelated parties with whom the founder has done business in the past, and intends to in the future.

Growth Strategy
The Company’s main priorities and strategies for future growth include: (i) the use of new and competitive business strategies, and (ii) the use of new and competitive sales models. Through the use of new strategies and sales models, and subject to having enough capital, we hope to acquire properties in Salt Lake City and other parts of Utah, and in Colorado. The Company has abandoned its search to acquire real estate opportunities in California.

The Company has been financed by its founder, and additional capital may currently be available from the founder, if needed.  However, there is no agreement between the Company and its founder which requires the founder to financially support the Company.  The Company has not raised capital from outside investors since 2011, and currently does not intend to seek additional equity and debt capital from outside investors. Instead, the Company intends to look for different leveraging opportunities to purchase more properties.

Primary Business Strategy
Our primary business strategy is to find and purchase properties which it believes will appreciate in price, to make hard money secured loans, and to develop property it may purchase in Utah and Colorado.  The Company has no agreements or understandings regarding any such purchases, and its ability to purchase any properties is very restricted because the Company has virtually no working capital. Management will make a determination based on its real estate investment experience, and its limited capital as to which option offers the best risk-reward potential. The decision may also be effected by time listed as compared to average days listed in each market. The longer a subject property is listed for sale without being sold, the more likely it will be that management will convert the property into a rental, either temporarily or permanently. Decisions as to what properties to purchase and/or loan against will also be substantially affected by the limited amount of its own capital, interest rates, and other factors which are common to the real estate industry.

Sales Model
The Company does not advertise. Our sales model is to continue to market to parties with whom the founder has done business in the past, as well as marketing properties through typical real estate listings with local real estate brokerages with whom we or our founder have worked with in the past.

Where You Can Find Us
Our corporate headquarters are located at 2851 B ½ Road, Grand Junction CO 81503, which is the office of Michael Hansen, treasurer and a director of the Company.  We pay no rent to use this space.  Our telephone number is (970) 424-6935.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2. PROPERTIES

The Company does not currently own or lease any real property. The Company’s corporate headquarters are located at 2851 B ½ Road Grand Junction CO 81503. The space is provided to us by Michael Hansen, who is a director and treasurer of the Company, and is the brother of Curt Hansen, our CEO and majority shareholder. The Company currently does not pay any rental fees for the use of this space, and if the Company did pay rent for this space it would not be a material amount. The Company feels this space is sufficient until the Company commences full operations. The Company’s main telephone number is (970) 424-6935.

ITEM 3. LEGAL PROCEEDINGS

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on OTC Markets. We have not retained a FINRA-registered broker-dealer to file such application; therefore, there is no assurance that a trading market will develop, or, if developed, that it will be sustained.

As of the date of this Annual Report on Form 10-K, we have 32 shareholders of record and 10,000,000 common shares issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2014
The Company had revenues of $606,510 for the fiscal year ended December 31, 2014. The increase in revenue for the period related to the sale of the property in Salt Lake City purchased in August of 2013. The Company purchased a property in Salt Lake City for $157,687. The Company spent $42,596 remodeling this property.

On January 15, 2014 this property was sold for $226,046. The Company paid $8,800 in commissions upon the sale of this property for a total cost basis and costs in this property of $209,084. In addition, the Company purchased a property at 2369 East Redondo Avenue, Salt Lake City, Utah 84107 on March 7, 2014 for $257,910 and sold it on December 19, 2015, for $380,464, a gross profit of $122,554 (47.5%).  However, repairs on that property were $112,303, which exceeded estimates, and so the Company’s profit after the cost of repairs was $10,251 (2.77%). The Company incurred operating expense of $52,243 during the period. The increase in operating expenses in 2014 primarily relates to increased professional fees related to the Company’s public filings. The Company incurred net interest expense of $9,859. Interest expense increased primarily due to increase related party payables during the year.

Overview of Earnings for the period ended December 31, 2013
The Company had revenues of $18,035 for the fiscal year ended December 31, 2013. On March 11, 2013, the Company used $102,900 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Hickorywood, Virginia, and the borrower was obligated to repay the $102,900 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower has extended the note by paying an extension fee of $4,879. The Company recorded interest income of $13,156 in fiscal year 2013 which primarily related to interest income from this note.  The Company had operating expenses of 8,589. Primarily relate to professional fees related to its public filings. The Company had net interest expense of $4,665. This interest expense primarily related to interest for related party payables.

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

Liquidity and Capital Resources
As of December 31, 2014, the Company had cash and cash equivalents of $10,583, with which to continue its operations. Our cash flows from operations used $73,320 and $195,312 for the years ended December 31, 2014 and 2013, respectively.  We have an accumulated deficit of $63,418. The Company’s management believes that it is in position to fund its operation for the near term, but the use of cash in operations and our accumulated deficit cause doubt on our ability to continue as a going concern. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Subsequent Events
On June 30, 2015, the Company used $75,000 of its cash funds to purchase a majority interest in a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Elkhart, IN, and the borrower was obligated to repay the $75,000 in principal, plus interest, within 150 days.
On March 19, 2015, the Company paid $200,000 of principal and interest due on the related party payables balances to its majority shareholder.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. In 2014, the Financial Accounting Standards Board (“FASB”) issued Account Standard Update No. 2014-15 “Presentation o Financial Statements – Going Concern”. This guidance requires that management evaluate factors that may affect its ability to continue as a going concern. The Company adopted this guidance as of 12/31/2014.

The FASB also issued Account Standard Update No. 2014-09 “Revenue from Contracts with Customers”. This guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S GAAP and IFRS. The Company is currently evaluating this guidance to see if it would have a material impact on the financial statements. The guidance is effective for the Company as of December 31, 2016. Early adoption is not permitted.
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

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CH Real Estate II, Inc.

We have audited the accompanying balance sheet of CH Real Estate II, Inc. as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CH Real Estate II, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs
Green & Company, CPAs
Temple Terrace, Florida

February 2, 2016

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

CH Real Estate II, Inc.
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$10,583	$10,755
Accounts Receivable	357,751	-
Construction in process	-	200,284
Loan receivable	-	115,374
Total current assets	368,334	326,413
Total assets	$368,334	$326,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$-	$18,721
Payables, related parties	349,252	266,238
Total current liabilities	349,252	284,959
Total liabilities	349,252	284,959

Commitments and contingencies
Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(63,418)	(41,046)
Total shareholders' equity	19,082	41,454
Total liabilities and shareholders' equity	$368,334	$326,413

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Sale of property	$606,510	$-
Extension income	7,860	4,879
Interest income	4,483	13,156
Total revenue	618,853	18,035

Basis and costs of property	579,297	-
Total basis and costs of property	579,297	-

Operating expenses
General and administrative expenses	52,243	8,589
Total operating expenses	52,243	8,589
Income (loss) from operations	(12,687)	9,446
Other income (expense)
Interest income (expense), net	(9,859)	(4,665)
Other income	174	-
Total other income (expense), net	(9,685)	(4,665)
Provision for income taxes	-	-
Net income (loss)	$(22,372)	$4,781

Basic and diluted net loss per share	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statement of Stockholders' Equity

			Retained
	Common Stock		Earnings
	Shares	Amount	(Accumulated Deficit)	Total

Balance as of December 31, 2012	10,000,000	$82,500	$(45,827)	$36,673

Net Income	-	-	4,781	4,781

Balance as of December 31, 2013	10,000,000	82,500	(41,046)	41,454

Net income	-	-	(22,372)	(22,372)

Balance as of December 31, 2014	10,000,000	$82,500	$(63,418)	$19,082

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

Cash flows used in operating activities:
Net income (loss)	$(22,372)	$4,781
Adjustments to reconcile net loss to net cash used in operations:
Accrued interest expense related party	9,866	-
Changes in operating assets and liabilities:
Accounts receivable, net	(357,751)	-
Loan receivable, net	102,900	(5,375)
Interest receivable	12,474	(12,474)
Construction in process	200,284	(200,284)
Accounts payable and accrued expenses	(18,721)	18,721
Deferred Revenue	-	(681)
Net cash provided by operating activities	(73,320)	(195,312)

Cash flows from financing activities:
Additions to related party advances	141,636	182,723
Repayment of related party advances	(68,488)	(38,660)
Net cash provided by (used in) financing activities	73,148	144,063

Net increase (decrease) in cash	(172)	(51,249)
Cash at beginning of period	10,755	62,004
Cash at end of period	$10,583	$10,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$3,607
Cash paid for taxes	$-	$-

See the accompanying notes to the financial statements

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013

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
Emerging Growth Company: We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Development: The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit.
Extension Income: The Company purchases Notes and Deeds of Trust from unrelated third parties. At times, these third parties request to extend the Notes on these properties. The Company charges an extension fee to extend the note.
Inventories

Inventories are stated at the lower of cost or market (“LCM”). Inventory consists of finished goods and recorded under the first in first out (“FIFO”) method.

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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013
Financial instruments:
Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013
The Company follows ASC 360-20, Real Estate Sales, for recognizing profit on sales of real estate.  We consider sales consummated at time of closing and when all the following criteria are met:  We are bound, along with the buyer, by the terms of the contract; all consideration has been exchanged; we have arranged permanent financing, if any, that we are responsible for; and, all conditions precedent to closing have been performed.
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
The Company values inventories at the lower of cost or market. The Company provides for estimated losses for slow moving inventory. Reserves are estimated based on inventory on hand, industry trends, the real estate market and the expected net realizable value. The net realizable value is determined based upon current awareness of market market prices.
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013
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
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. In 2014, the Financial Accounting Standards Board (“FASB”) issued Account Standard Update No. 2014-15 “Presentation o Financial Statements – Going Concern”. This guidance requires that management evaluate factors that may affect its ability to continue as a going concern. The Company adopted this guidance as of 12/31/2014.

The FASB also issued Account Standard Update No. 2014-09 “Revenue from Contracts with Customers”. This guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S GAAP and IFRS. The Company is currently evaluating this guidance to see if it would have a material impact on the financial statements. The guidance is effective for the Company as of December 31, 2016. Early adoption is not permitted.

If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2014, the Company had an accumulated deficit of $63,418. This condition, in addition to operating losses in prior years, raises substantial doubt about the Company's ability to continue as a going concern.
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013
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
In February 2014, the Company purchased a property in Salt Lake City for $259,910. The Company has spent $87,590 in remodeling costs for this property as of December 31, 2014.
Note 5:  Deferred Revenue
The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $0 in deferred revenue at December 31, 2014 and 2013, respectively.
Note 6:  Income Taxes
The Company did not have any temporary differences for the period ended December 31, 2014 and 2013.
As of December 31, 2014, the Company’s net operating loss carryforward was $63,418.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.  The Company’s deferred tax assets as of December 31, 2014 and 2013 were $27,965 and $15,581, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2011 (year of inception) through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2014 and 2013.

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2014 and 2013
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
The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of December 31, 2014 and 2013, the loan balance was $330,740 and $257,590, respectively.   The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $18,511 and $8,647 as of December 31, 2014 and 2013, respectively.

The Company does not own or lease property or lease office space for its own internal use. The Company uses the office of Mike Hansen, one of its directors and officers, at no charge,

Note 8:  Equity
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
Note 9:  Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed other than the following:

On June 30, 2015, the Company used $75,000 of its cash funds to purchase a majority interest in a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Elkhart, IN, and the borrower was obligated to repay the $75,000 in principal, plus interest, within 150 days.
On March 19, 2015, the Company paid $200,000 of principal and interest due on the related party payables balances to its majority shareholder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 26, 2014, DKM Certified Public Accountants (“DKM”) declined to stand for appointment as the Company’s independent accountant. On December 26, 2014, the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2014 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria) which was updated in 2013. Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria. The internal controls over financial accounting are not effective because the Corporation cannot afford to hire independent directors for an audit committee, a CFO, a controller, or other full-time personnel with accounting expertise, and the Corporation simply is not large enough to establish and maintain effective financial controls and procedures and to conduct complex accounting controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

Curt Hansen	54	Director, CEO, CFO, and President

Mike Hansen	55	Director, Treasurer

Curt Hansen, 53, was born in the United States. Mr. Hansen has extensive experience in many areas of real estate. These areas include buying, renovating and selling real estate for profit, as well as lending funds to other investors for similar purposes. This process requires having the ability to identify and evaluate real estate, have current knowledge of the market and being able to acquire distressed properties. In addition to being profitable buying and selling real estate, Mr. Hansen has expert knowledge in managing rental properties. For over twenty-four years, Mr. Hansen has worked as a sole proprietor and real estate investor, buying and remodeling houses, duplexes, fourplexes and larger projects in his own name and using the DBA “CH Enterprises.” At times he has owned as many as 52 rental units and nineteen buildings. For several years, Mr. Hansen has also been a private money lender, where he leveraged his experience as a real estate entrepreneur to financially assist other investors in their efforts to make a profit in buying and selling properties. Mr. Hansen has been able to lend over $1,000,000 to investors located in Alaska, Utah, Colorado, Montana and Bulgaria. During the past six years, Mr. Hansen has been self-employed as a real estate and general business investor, locating, buying, selling, and managing real estate, and making other strategic debt and equity investments.

The Company believes that Mr. Hansen’s extensive experience in the real estate investment and development industries provides him crucial insight into market opportunities and the nuances of the development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s board of directors. Curt Hansen is Mike Hansen’s brother.

Mike Hansen, 54, was born in the United States. Mike Hansen is a seasoned real estate veteran who has been investing in real estate since 1984. He graduated from Colorado Mountain College in 1986 with a degree in solar retrofit technology, and is currently employed as a Program Manager for Housing Resources of Western Colorado, where he has worked since 1987 and which provides low-income customers with self-help housing, housing rehabilitation, weatherization, and rental services. As a Program Manager, he has assisted real estate purchasers, renters, and homeowners with locating suitable properties, finding financing, and building and/or improving their homes. Additionally, for the past 16 years, he has been Mr. Curt Hansen’s right hand man on many of Mr. Curt Hansen’s real estate projects.

The Company believes that Mr. Hansen’s extensive real estate investment experience and experience working alongside Mr. Curt Hansen in the real estate industry makes him a valuable member of the Company’s board of directors. Mike Hansen is Curt Hansen’s brother.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2014 and December 31, 2013:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Curt Hansen	2014	0	0	0	0	0	0	0
Director, President, CEO & CFO	2013	0	0	0	0	0	0	0

Mike Hansen	2014	0	0	0	0	0	0	0
Director, Treasurer	2013	0	0	0	0	0	0	0

Employment Agreements
The Company has no formal employment agreements. Neither Curt Hansen nor Mike Hansen has received any remuneration from the Company since inception; and it is not expected that either will receive remuneration unless and until the Company’s cash flow permits. The Company believes that if Curt or Mike were compensated, amounts would not be material to the financial statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2014 for:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Curt Hansen 2851 B ½ Road Grand Junction, CO 81503	9,605,000	96.05%
Common Stock	Mike Hansen 2851 B ½ Rd. Grand Junction, CO 81503	5,000	0.05%
Common Stock	Officers and Directors	9,610,000	96.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Curt Hansen, the majority shareholder, has advanced funds to the Company, as necessary. As of December 31, 2014 and December 31, 2013, the loan balance was $330,740 and $257,590, respectively. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $18,511and $8,647 as of December 31, 2014 and December 31, 2013, respectively.

Other than as previously disclosed, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

—	The officers and directors;
—	Any person proposed as a nominee for election as a director;
—	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
—	Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 26, 2014, DKM Certified Public Accountants (“DKM”) declined to stand for appointment as the Company’s independent accountant. On December 26, 2014, the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated, for DKM (December 31, 2013) and Green & Company (December 31, 2014):

	Years Ended December 31,
Category	2014	2013
Audit Fees	$16,500	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	12,500	750
Total	$29,000	$16,250

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
31.1
Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CH Real Estate II, Inc.

Date: February 3, 2016	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 3, 2016	By:	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principal Accounting Officer, and Chairman of the Board of Directors

February 3, 2016	By:	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors