Form 10-Q
period 2015-03-31
CH REAL ESTATE II, INC
filed 2016-03-10
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-179424

CH REAL ESTATE II, INC.
(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2851B1/2 Road Grand Junction, CO 81503
(Address of principal executive offices, including zip code)

(970) 924-6935
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

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 7, 2016, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2015

Table of Conents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS

Current assets
Cash	$158,234	$10,583
Accounts receivable	-	357,751

Total current assets	158,234	368,334

Total assets	$158,234	$368,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables, related parties	$148,266	$349,252

Total current liabilities	148,266	349,252

Total liabilities	148,266	349,252

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(72,532)	(63,418)

Total shareholders' equity	9,968	19,082

Total liabilities and shareholders' equity	$158,234	$368,334

See the accompanying notes to the unaudited financial statements.

Table of Conents
CH REAL ESTATE II, INC.
CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)

Sale of property	$-	$226,046
Extension income	-	3,504
Interest income	-	3,764
Total revenue	-	233,314

Basis and costs of property	-	209,084
Total basis and costs of property	-	209,084

Operating expenses
General and administrative expenses	6,867	16,731

Total operating expenses	6,867	16,731

Income (loss) from operations	(6,867)	7,499

Other income (expense)
Interest income (expense), net	(2,247)	(2,151)
Other income	-	124
Total other income (expense), net	(2,247)	(2,027)

Net income (loss)	$(9,114)	$5,472

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

Table of Conents
CH REAL ESTATE II, INC.
CONDENSED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(9,114)	$5,472
Adjustments to reconcile net income (loss) to net cash used in operations:
Non cash interest expense related party	2,247	2,161

Changes in operating assets and liabilities:
Accounts receivable, net	357,751	-
Interest receivable, net	-	2,666
Construction in process	-	(79,626)
Accounts payable and accrued expenses	-	(18,721)
Net cash provided by (used in) operating activities	350,884	(88,048)

Cash flows from financing activities:
Advances from related parties	-	141,635
Payments to related parties	(203,233)	(1,857)
Net cash provided by financing activities	(203,233)	139,778

Net increase (decrease) in cash	147,651	51,730

Cash at beginning of period	10,583	10,755

Cash at end of period	$158,234	$62,485

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See the accompanying notes to the unaudited financial statements.

Table of Conents
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

Investment: The Company purchases Notes and Deeds of Trust from unrelated third parties, so-called hard money loans, secured by the property against which the loans are made. The Company typically receives 15% to 18% return on these investments.

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

The condensed interim financial information of the Company as of March 31, 2015 and for the three month period ended March 31, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company had an accumulated deficit of $72,532. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Table of Conents
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

Note 3: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. The Company did not hold, purchase or renovate any properties during the quarter ending March 31, 2015.

Note 4: Income Taxes

The current provision reflects current income taxes. As of March 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $72,532. The provision (benefit) for income taxes for the period ended March 31, 2015 was offset by a full valuation allowance. As of December 31, 2014, the Company’s net operating loss carryforward was $63,418. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized.  The Company’s deferred tax assets as of March 31, 2015 and December 31, 2014 were $31,914 and $27,965 respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2012 through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended March 31, 2015 and December 31, 2014.

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

Table of Conents
We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary. The Company does not have a funding commitment or any written agreement for our future required cash needs.
The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of March 31, 2015 and December 31, 2014, the loan balance was $127,507 and $330,740 respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $20,759 and $18,511 as of March 31, 2015 and December 31, 2014, respectively.
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
Note 7:  Subsequent Events
On June 30, 2015, the Company used $75,000 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Elkhart, Indiana, and the borrower was obligated to repay the $75,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower extended the note for one month by paying an extension payment of $1,358.  The loan (with extension) was repaid in December, 2015 and the Company earned interest and extension income totaling $5,560 related to this note during 2015.
On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The prepaid interest of $2,178 on this loan which deposited in December, 2015.  The Company earned interest income totaling $892 related to this note during 2015.
On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. The prepaid interest of $6,745 on this loan which deposited in January, 2016.  The Company earned interest income totaling $621 related to this note during 2015.

Table of Conents
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Overview of Earnings for the period ended March 31, 2015

The Company had no revenues for the three month period ended March 31, 2015. The Company incurred operating expenses of $6,867 during the period ended March 31, 2015 and interest expense of $2,247. The Company had a net loss of $9,114 for the period ended March 31, 2015.

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
CH RE

Table of Conents
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

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and cash equivalents of $158,234 with which to continue its operations. The cash flows provided from (used in) operations were $350,884 and ($88,048) for the periods ended March 31, 2015 and 2014. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

Table of Conents
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

Subsequent Events

On June 30, 2015, the Company used $75,000 of its cash funds to purchase a Note and Deed of Trust from an unrelated third party, DoHardMoney.com. The Note and Deed of Trust related to a residential property in Elkhart, Indiana, and the borrower was obligated to repay the $75,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The borrower extended the note for one month by paying an extension payment of $1,358.  The loan (with extension) was repaid in December, 2015 and the Company earned interest and extension income totaling $5,560 related to this note during 2015.

On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The prepaid interest of $2,178 on this loan which deposited in December, 2015.  The Company earned interest income totaling $892 related to this note during 2015.

On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. The prepaid interest of $6,745 on this loan which deposited in January, 2016.  The Company earned interest income totaling $621 related to this note during 2015.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company had an accumulated deficit of $72,532. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

Table of Conents
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

Table of Conents
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended March 31, 2015 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. LEGAL PROCEEDING

None.

ITEM 6. LEGAL EXHIBITS

 The following exhibits are filed as a part of this report:

Table of Conents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.

Date: March 10, 2016	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2016	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors