Form 10-Q
period 2015-06-30
CH REAL ESTATE II, INC
filed 2016-03-10
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

CH REAL ESTATE II, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2015

Table of Conents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

Current assets
Cash	$84,936	$10,583
Accounts Receivable		$357,751
Loan receivable	75,000	-

Total current assets	159,936	368,334

Total assets	$159,936	$368,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables, related parties	$151,226	$349,252

Total current liabilities	151,226	349,252

Total liabilities	151,226	349,252

Commitments and contingencies

Shareholders' equity

Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(73,790)	(63,418)

Total shareholders' equity	8,710	19,082

Total liabilities and shareholders' equity	$159,936	$368,334

See the accompanying notes to the unaudited financial statements.

Table of Conents
CH REAL ESTATE II, INC.
CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sale of property	$-	$-	$-	$226,046
Extension income	-	4,356	-	7,860
Interest income	-	719	-	4,483
Total revenue	-	5,075	-	238,389

Basis and costs of property	-	-	-	209,084
Total basis and costs of property	-	-	-	209,084

Operating expenses
General and administrative expenses	283	26,006	7,148	42,737

Total operating expenses	283	26,006	7,148	42,737

Income (loss) from operations	(283)	(20,931)	(7,148)	(13,432)

Other income (expense)
Interest income (expense), net	(976)	(2,706)	(3,224)	(4,857)
Other income	-	50	-	174
Total other income (expense), net	(976)	(2,656)	(3,224)	(4,683)

Net income (loss)	$(1,259)	$(23,587)	$(10,372)	$(18,115)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

Table of Conents
CH REAL ESTATE II, INC.
CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(10,372)	$(18,115)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	3,223	4,862

Changes in operating assets and liabilities:
Accounts receivable, net	357,751	-
Loans receivable, net	(75,000)	-
Interest receivable	-	115,374
Prepaid expenses	-	(5,000)
Construction in process	-	(129,626)
Accounts payable and accrued expenses	-	(18,721)
Net cash provided by (used in) operating activities	275,602	(51,226)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	3,224	141,636
Repayment of related party advances	(204,473)	(68,488)
Net cash provided by financing activities	(201,249)	73,148

Net increase (decrease) in cash	74,353	21,922

Cash at beginning of period	10,583	10,755

Cash at end of period	$84,936	$32,677

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See the accompanying notes to the unaudited financial statements.

Table of Conents
CH REAL ESTATE II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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
The condensed interim financial information of the Company as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Recently Accounting Guidance Adopted
There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2015, the Company had an accumulated deficit of $73,790. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.
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
Note 2:   Loans Receivable and Interest Income
On June 30, 2015, monies totaling $75,000 were used to purchase a majority interest in a Note and Trust Deed from an unrelated third party, DoHardMoney.com.  The Note and Deed of Trust related to a residential property in Elkhart, IN, and the borrower is obligated to repay the $75,000 in principal, plus interest at 15% per annum, within 150 days.
Note 3: Construction in Progress
The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. The Company did not purchase or renovate any properties during the six months ended June 30, 2015.
Note 4:  Income Taxes
As of June 30, 2015, the Company had federal and state net operating loss carryforwards of approximately $79,790.  The provision (benefit) for income taxes for the period ended June 30, 2015 was offset by a full valuation allowance.  As of December 31, 2014, the Company’s net operating loss carryforward was $63,418.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized.  The Company’s deferred tax assets as of June 30, 2015 and December 31, 2014 were $32,468 and $27,965 respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2012 through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended June 30, 2015 and December 31, 2014.
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
The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.  There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of June 30, 2015 and December 31, 2014, the loan balance was $129,492 and $330,741, respectively.   The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $21,735 and $18,511 as of June 30, 2015 and December 31, 2014, respectively.
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
At June 30, 2015, there were 10,000,000 shares outstanding. There were no common stock transactions during the periods presented.
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

Table of Conents
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Overview of Earnings for the three month periods ended June 30, 2015 and June 30, 2014
The Company had revenues of $0 and $5,075 for the three month periods ended June 30, 2015 and 2014, respectively. The decrease in revenue for the three month periods ended June 30, 2015 compared to the three month period ended June 30, 2014 related to decreased interest income. The Company incurred operating expenses of $283 and $26,006 for the three month periods ended June 30, 2015 and 2014, respectively. Operating expenses in 2014 were significantly higher than for the same period in 2015 due primarily to professional fees related to the Company’s public filings. The Company had had net interest expense of $976 and $2,706 for the three month periods ended June 30, 2015 and 2014 respectively. Interest expense decreased primarily due to the decrease in related party payables.
Overview of Earnings for the six month periods ended June 30, 2015 and June 30, 2014
The Company had revenues of $0 and $238,389 for the six month periods ended June 30, 2015 and 2014, respectively. The decrease in revenue for the six months ended 2015 compared to six month period ended June 30, 2014 related to a decrease in interest income and no property sales.  The Company incurred operating expense of $7,148 and $42,737 during the six month periods ended June 30, 2015 and 2014, respectively. The decrease in operating expenses in 2015 primarily relates to higher professional fees related to the Company’s public filings in 2014. The Company had net interest expense of $3,224 and $4,683 for the six month periods ended June 30, 2015 and 2014, respectively. Interest expense decreased primarily due to decreased related party payables.
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

Table of Conents
Liquidity and Capital Resources
As of June 30, 2015, the Company had cash and cash equivalents of $86,176, with which to continue its operations. Cash flows provided from (used in) operations were $275,602 and ($51,226) for the six month periods ended June 30, 2015 and 2014. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.
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
Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2015, the Company had an accumulated deficit of $73,790. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.
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

Table of Conents
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2015 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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