Form 10-K
period 2015-12-31
CH REAL ESTATE II, INC
filed 2016-03-17
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $-0-, because the registrant’s common stock is not listed for trading.

As of March 8, 2016, the registrant had 10,000,000 shares of Common Stock, no par value, outstanding.

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

Overview
CH Real Estate II, Inc. is a real estate development company primarily engaged in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. We also make so-called “hard money loans,” as described herein.  Curt Hansen founded the company. The Company was organized in Utah on June 29, 2010, as an LLC and incorporated on April 14, 2011 as a corporation.

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

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it has also purchased and sold hard money loans that are secured by real property, and generally earn above-market interest. The Company typically earns interest of 15%-18% on these loans.

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2015 of $102,519. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

Company Information
CH Real Estate II, Inc. was incorporated in 2011 and will pursue purchasing and developing real estate properties in Utah and Colorado at discounted prices, and lending money secured by real estate at higher than usual interest rates, i.e. “hard money” loans. In its history, and before the fiscal year which began on January 1, 2015, the Company had entered into five such hard money loan transactions, and was repaid in full each time at a profit.

As of the date of the filing of this Annual Report on Form 10-K, the Company is a creditor with respect to two hard money loans:

On October 30, 2015, the Company loaned $35,000 to a borrower, secured by a property located in Wonder Lake, IL.  The loan is due on March 30, 2016, and interest of $2,178 for the five-month period was prepaid on December 9, 2015, which is an interest rate of 15% per annum.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2015
The Company had revenues of $8,312 for the fiscal year ended December 31, 2015 which comprised of interest income of $6,200 and extension income of $2,112. The decrease in revenue for the period compared to 2014 related to the sale of the property in Salt Lake City sold in 2014 and no properties were sold in the fiscal year ended December, 31, 2015.  The Company did not purchase, renovate or sell any properties in the period ended December 31, 2015.
The Company incurred operating expense of $42,233 during the period. The decrease in operating expenses in 2015 compared to 2014 is due primarily to a reduction of professional fees related to the Company’s public filings. The Company incurred net interest expense of $5,180. Interest expense decreased due to a reduction in related party payables during the year.

Overview of Earnings for the period ended December 31, 2014
The Company had revenues of $618,853 for the fiscal year ended December 31, 2014. $606,510 of total revenues for the period related to the sale of two properties.  On January 15, 2014 the Salt Lake property was sold for $226,046. The Company paid $8,800 in commissions upon the sale of this property for a total cost basis and costs in this property of $209,084. In addition, the Company purchased a property at 2369 East Redondo Avenue, Salt Lake City, Utah 84107 on March 7, 2014 for $257,910 and sold it on December 19, 2014, for $380,464, a gross profit of $122,554 (47.5%).  However, repairs on that property were $112,303, which exceeded estimates, and so the Company’s profit after the cost of repairs was $10,251 (2.77%).

The Company recorded interest income of $4,483 and extension income of $7,860 in fiscal year 2014 which primarily related to income from loans.  The Company had operating expenses of $52,243 due primarily to professional fees related to its public filings. The Company had net interest expense of $9,859. This interest expense primarily related to interest for related party payables.

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

Liquidity and Capital Resources
As of December 31, 2015, the Company had cash and cash equivalents of $14,900 with which to continue its operations. Our cash flows from operations provided (used) $205,564 and ($73,320) for the years ended December 31, 2015 and 2014, respectively.  In January, 2015 the Company collected on a receivable of $357,751 relating to the property sold in December 2014.  Also, during 2015 $204,471 in related party advances were repaid.  We have an accumulated deficit of $102,519. The Company’s management believes that it is in position to fund its operation for the near term, but the use of cash in operations and our accumulated deficit cause doubt on our ability to continue as a going concern. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. In April 2015, the Financial Accounting Standards Board (“FASB’) issued an accounting standard update related to simplifying the presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt obligation. The amendment is effective for annual reporting periods beginning after December 15, 2015, which for the Company is January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In November 2015, the FASB updated the accounting guidance related to the balance sheet presentation of deferred taxes. The updated accounting guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendment is effective for annual reporting periods beginning after December 15, 2015, which for the Company is January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CH Real Estate II, Inc.

We have audited the accompanying balance sheet of CH Real Estate II, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CH Real Estate II, Inc. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs
Green & Company, CPAs
Temple Terrace, Florida

March 16, 2016

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

CH Real Estate II, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current assets
Cash	$14,900	$10,583
Accounts receivable	-	357,751
Loan receivable	124,930	-

Total current assets	139,830	368,334

Total assets	$139,830	$368,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,000	$-
Deferred Income	$665	$-
Payables, related parties	153,184	349,252

Total current liabilities	159,849	349,252

Total liabilities	159,849	349,252

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500

Accumulated deficit	(102,519)	(63,418)

Total shareholders' equity	(20,019)	19,082

Total liabilities and shareholders' equity	$139,830	$368,334

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Operations

	For the Twelve Months Ended
	December 31,
	2015	2014
	(unaudited)	(unaudited)

Sale of property	$-	$606,510
Extension income	2,112	7,860
Interest income	6,200	4,483
Total revenue	8,312	618,853

Basis and costs of property	-	579,297
Total basis and costs of property	-	579,297

Operating expenses
General and administrative expenses	42,233	52,243

Total operating expenses	42,233	52,243

Income (loss) from operations	(33,921)	(12,687)

Other income (expense)
Interest income (expense), net	(5,180)	(9,859)
Other income	-	174
Total other income (expense), net	(5,180)	(9,685)

Net income (loss)	$(39,101)	$(22,372)

Basic and diluted net loss per share	-	-

Weighted average shares outstanding
- basic and diluted	10,000,000	10,000,000

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statement of Stockholders' Deficit

			Retained
	Common Stock		Earnings
	Shares	Amount	(Accumulated Deficit)	Total

Balance as of December 31, 2013	10,000,000	$82,500	$(41,046)	$41,454

Net loss	-	-	(22,372)	(22,372)

Balance as of December 31, 2014	10,000,000	82,500	(63,418)	19,082

Net income	-	-	(39,101)	(39,101)

Balance as of December 31, 2015	10,000,000	$82,500	$(102,519)	$(20,019)

See the accompanying notes to the financial statements

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(39,101)	$(22,372)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	5,179	9,866

Changes in operating assets and liabilities:
Accounts receivable, net	357,751	(357,751)
Loan receivable, net	(124,930)	102,900
Interest receivable	-	12,474
Construction in process	-	200,284
Accounts payable and accrued expenses	6,000	(18,721)
Deferred revenue	665	-
Net cash provided by (used in) operating activities	205,564	(73,320)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	3,224	141,636
Repayment of related party advances	(204,471)	(68,488)
Net cash provided by financing activities	(201,247)	73,148

Net increase (decrease) in cash	4,317	(172)

Cash at beginning of period	10,583	10,755

Cash at end of period	$14,900	$10,583

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$100

Cash paid for taxes	$-	$-

See the accompanying notes to the financial statements

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2015 and 2014

Note 1:  The Company
The Company and Nature of Business
CH Real Estate II, Inc. (the "Company") was incorporated in the State of Utah on April 14, 2011, as the successor to operations as CH Real Estate, which was organized in the State of Utah on June 29, 2010. CH Real Estate II, Inc. is a real estate investment and development company.

Investment: The Company purchases Notes and Deeds of Trust from unrelated third parties, so-called hard money loans secured by the property against which the loans are made. The Company typically receives 15% to 18% return on these investments.

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

Concentration: In 2015, 100% of the Company’s revenues resulted from hard money loans with one customer, DoHardMoney.com

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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2015 and 2014
Financial instruments:
Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below.
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2015 and 2014
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
The Company values inventories at the lower of cost or market. The Company provides for estimated losses for slow moving inventory. Reserves are estimated based on inventory on hand, industry trends, the real estate market and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2015 and 2014
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
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. In 2014, the Financial Accounting Standards Board (“FASB”) issued Account Standard Update No. 2014-15 “Presentation of Financial Statements – Going Concern”. This guidance requires that management evaluate factors that may affect its ability to continue as a going concern. The Company adopted this guidance as of 12/31/2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2015, the Company had an accumulated deficit of $102,519. This condition, in addition to operating losses in prior years, raises substantial doubt about the Company's ability to continue as a going concern.
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

CH REAL ESTATE II, INC.
Notes to the Financial Statements
For the years ended December 31, 2015 and 2014
Note 3:  Loans Receivable and Related Interest
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
Note 4:  Construction in Progress
The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which are being renovated. As of December 31, 2015 and 2015 the Company did not hold any properties under renovation.
Note 5:  Deferred Revenue
The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $665 and $0 in deferred revenue at December 31, 2015 and 2014, respectively.
Note 6:  Income Taxes
The Company did not have any temporary differences for the period ended December 31, 2015 and 2014.
As of December 31, 2015, the Company’s net operating loss carryforward was $96,519.  The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized.  The Company’s deferred tax assets as of December 31, 2015 and 2014 were $41,008 and $27,965, respectively.  The potential income tax benefit of these losses have been offset by a full valuation allowance.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2012 through 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2015 and 2014.

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
The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of December 31, 2015 and 2014, the loan balance was $129,492 and $330,741, respectively.   The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $23,692 and $18,511 as of December 31, 2015 and 2014, respectively.

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

Note 9:  Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed.

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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria) which was updated in 2013. Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria. The internal controls over financial accounting are not effective because the Corporation cannot afford to hire independent directors for an audit committee, a CFO, a controller, or other full-time personnel with accounting expertise, and the Corporation simply is not large enough to establish and maintain effective financial controls and procedures and to conduct complex accounting controls.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

Curt Hansen	54	Director, CEO, CFO, and President

Mike Hansen	55	Director, Treasurer

Curt Hansen, 54, was born in the United States. Mr. Hansen has extensive experience in many areas of real estate. These areas include buying, renovating and selling real estate for profit, as well as lending funds to other investors for similar purposes. This process requires having the ability to identify and evaluate real estate, have current knowledge of the market and being able to acquire distressed properties. In addition to being profitable buying and selling real estate, Mr. Hansen has expert knowledge in managing rental properties. For over twenty-five years, Mr. Hansen has worked as a sole proprietor and real estate investor, buying and remodeling houses, duplexes, fourplexes and larger projects in his own name and using the DBA “CH Enterprises.” At times he has owned as many as 52 rental units and nineteen buildings. For several years, Mr. Hansen has also been a private money lender, where he leveraged his experience as a real estate entrepreneur to financially assist other investors in their efforts to make a profit in buying and selling properties. Mr. Hansen has been able to lend over $1,000,000 to investors located in Alaska, Utah, Colorado, Montana and Bulgaria. During the past six years, Mr. Hansen has been self-employed as a real estate and general business investor, locating, buying, selling, and managing real estate, and making other strategic debt and equity investments.

The Company believes that Mr. Hansen’s extensive experience in the real estate investment and development industries provides him crucial insight into market opportunities and the nuances of the development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s board of directors. Curt Hansen is Mike Hansen’s brother.

Mike Hansen, 55, was born in the United States. Mike Hansen is a seasoned real estate veteran who has been investing in real estate since 1984. He graduated from Colorado Mountain College in 1986 with a degree in solar retrofit technology, and is currently employed as a Program Manager for Housing Resources of Western Colorado, where he has worked since 1987 and which provides low-income customers with self-help housing, housing rehabilitation, weatherization, and rental services. As a Program Manager, he has assisted real estate purchasers, renters, and homeowners with locating suitable properties, finding financing, and building and/or improving their homes. Additionally, for the past 17 years, he has been Mr. Curt Hansen’s right hand man on many of Mr. Curt Hansen’s real estate projects.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2015 and December 31, 2014:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Curt Hansen	2015	0	0	0	0	0	0	0
Director, President, CEO & CFO	2014	0	0	0	0	0	0	0

Mike Hansen	2015	0	0	0	0	0	0	0
Director, Treasurer	2014	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2015 for:
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Curt Hansen, the majority shareholder, has advanced funds to the Company, as necessary. As of December 31, 2015 and December 31, 2014, the loan balance was $129,492 and $330,741, respectively. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $23,692 and $18,511 as of December 31, 2015 and December 31, 2014, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 26, 2014, DKM Certified Public Accountants (“DKM”) declined to stand for appointment as the Company’s independent accountant. On December 26, 2014, the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated for Green & Company:

	Years Ended December 31,
Category	2015	2014
Audit Fees	$4,000	$16,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	2,000	12,500
Total	$6,000	$29,000

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

CH Real Estate II, Inc.

Date: March 16, 2016	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2016	By:	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principal Accounting Officer, and Chairman of the Board of Directors

March 16, 2016	By:	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors