Form 10-Q
period 2016-03-31
CH REAL ESTATE II, INC
filed 2016-07-27
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(801) 739-8234
(Registrant's telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 18, 2016, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH Real Estate II, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)

ASSETS

Current assets
Cash	$8,801	$14,900
Loans receivable, net	79,965	124,930

Total current assets	88,766	139,830

Total assets	$88,766	$139,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Deferred Income	$2,087	$665
Payables, related parties	179,199	153,184

Total current liabilities	181,286	153,849

Total liabilities	181,286	153,849

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(175,020)	(96,519)

Total shareholders' equity	(92,520)	(14,019)

Total liabilities and shareholders' equity	$88,766	$139,830

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Operations

	For the Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)

Interest income	5,321	-
Total revenue	5,321	-

Operating expenses
General and administrative expenses	82,808	6,867

Total operating expenses	82,808	6,867

Income (loss) from operations	(77,487)	(6,867)

Other income (expense)
Interest income (expense), net	(1,014)	(2,247)
Total other income (expense), net	(1,014)	(2,247)

Net income (loss)	$(78,501)	$(9,114)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average shares outstanding
-basicanddiluted	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(78,501)	$(9,114)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Non cash interest expense related party	1,014	2,247

Changes in operating assets and liabilities:
Accounts receivable, net	-	357,751
Loans receivable bad debt provision	44,965
Deffered revenue	1,423	-
Net cash provided by (used in) operating activities	(31,099)	350,884

Cash flows from financing activities:
Advances from related parties	25,000	-
Payments to related parties	-	(203,233)
Net cash provided by (used in) financing activities	25,000	(203,233)

Net increase (decrease) in cash	(6,099)	147,651

Cash at beginning of period	14,900	10,583

Cash at end of period	$8,801	$158,234

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

The condensed interim financial information of the Company as of March 31, 2016 and for the three month period ended March 31, 2016 and 2015 is unaudited, and the balance sheet as of December 31, 2015 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $175,020. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Emerging Growth Company

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Note 2: Loans Receivable and Interest Income

On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. On July 5, 2016 the borrower extended the term of this note to three months by paying a extension fee of $1,929. The prepaid interest of $2,178 on this loan which deposited in December, 2015. The Company earned interest income totaling $892 related to this note during 2015 and $1,286 during the three months ended March 31, 2016.

On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. As this note is currently in default, the Company reserved $44,965 or 50% of the principal balance of this note as of March 31, 2016. The expense related to this reserve is included in general and administrative expenses on the statement of operations. The prepaid interest of $6,745 on this loan was deposited in January, 2016. The Company earned interest income totaling $621 related to this note during 2015 and $4,036 during the three months ended March 31, 2016.

Note 3: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. The Company did not hold, purchase or renovate any properties during the quarter ending March 31, 2016.

Note 4: Income Taxes

The current provision reflects current income taxes. As of March 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $175,020. The provision (benefit) for income taxes for the period ended March 31, 2016 was offset by a full valuation allowance. As of December 31, 2015, the Company's net operating loss carryforward was $96,519. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company's deferred tax assets as of March 31, 2016 and December 31, 2015 were $77,038 and $42,468 respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2012 through 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended March 31, 2016 and December 31, 2015.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of March 31, 2016 and December 31, 2015, the loan balance was $154,493 and $129,492 respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $24,705 and $23,692 as of March 31, 2016 and December 31, 2015, respectively.

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

Note 6: Subsequent Events

On July 5, 2016 the borrower for the residential property in WonderLake, Illinois, extended the term of this note to three months by paying an extension fee of $1,929.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may" "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, they should not be regarded as a representation by CH Real Estate II, Inc., or any other person, that such expectations will be achieved. The business and operations of CH Real Estate II, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

Results of Operations

Overview of Earnings for the period ended March 31, 2016

The Company's total revenue for the three month period ended March 31, 2016 consisted of interest income totaling $5,321. The Company incurred operating expenses of $82,809 during the period ended March 31, 2016, consisting of $44,965 of bad debt provision expense and the remainder primary relating to professional fees. The Company had a net loss of $78,501 for the period ended March 31, 2016.

Overview of Earnings for the period ended March 31, 2015

The Company had no revenues for the three month period ended March 31, 2015. The Company incurred operating expenses of $6,867 during the period ended March 31, 2015 and interest expense of $2,247. The Company had a net loss of $9,114 for the period ended March 31, 2015.

Plan of Operations

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans with maturity dates of less than a year that are secured by real property and earn above-market interest (in excess of twelve percent (12%) per annum). The Company generally does not perform a formal appraisal of the value of the security, and the Company identifies such Notes via referral from DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer's real estate agent for several years. DoHardMoney.com has their own underwriting standards, with the results reviewed by the Company upon referral of the loan. DoHardMoney.com's underwriting procedure typically includes the following:

•	The loan to after-repair-value of property should be around 65%
•	Three qualified realtors informally value the property
•	Borrower Background Check for criminal record
•	Verify down payment source if applicable
•	Receive borrower's loan application short form
•	Review borrower credit scores and history

•	Review borrower's purchase contract for property
•	Verify borrower's company information and verification
•	Review borrower's submitted contractor bids for property rehabilitation/repair
•	Review Title Report and insurance
•	Review 24 month chain of title
•	Review hazard insurance

The Company does not perform any additional due diligence with respect to loan referrals from DoHardMoney.com other than a review of DoHardMoney.com's underwriting results, and the Company makes its decision to purchase a Note referred by DoHardMoney.com based on that review.

The Company intends to use its cash flows from operations to partially retire liabilities, beginning with outstanding interest on its related party debt and then principal on that debt, as well as to purchase additional properties. As management expects that the Company will make further purchases of real property during the next year, it expects that the Company's current cash funds and cash flow from operations will only fund its operations for the next six months. The Company intends to seek additional capital from its founder and raise additional capital through private equity financing and/or debt financing if possible.

During our startup phase of operations, we will seek to initially raise approximately $115,000 in additional capital by offering our common stock to business associates through private sales exempt from registration, and the capital raise thereby will be used to acquire additional properties, depending upon management's analysis of the amount by which the subject properties are determined to be priced below their intrinsic values, and/or retire existing debt with the founder if we are unable to locate any such properties. If appropriate "undervalued" properties are located, we anticipate that we will be able to purchase two such properties using all $115,000 in startup capital. Our ability to do so within the projected 18-month startup phase is wholly dependent upon the real estate market and our identification of properties priced enough below their intrinsic values to justify the expenses associated with purchasing, maintaining, repairing/improving, and selling such properties. If the Company is unable to generate capital to fund operations or raise additional capital through the sale of equity, but it does locate properties that it determines offer an attractive risk-reward ratio, it will be forced to borrow funds from its founder or from outside sources on terms it considers less attractive. The startup phase of our operations will be complete when we have generated $50,000 in net profits from our operations.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $8,801 with which to continue its operations. The cash flows provided from (used in) operations were ($31,099) and $350,884 for the periods ended March 31, 2016 and 2015. The Company's management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our property transactions to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. As described in our market risks, we are subject to many factors. Some of which involve factors outside of management's controls, including interest rates, our ability to attain adequate financing for our property purchases, our ability to hire and retain skills necessary for the repairs of our assets, as well as other factors. Additionally, we benefit from the current market conditions of a high inventory of real estate properties and few buyers, resulting in what we believe is a below normal market price. We do expect market conditions to change, which will affect our profitability as the market becomes more competitive.

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

Subsequent Events

On July 5, 2016 the borrower for the residential property in WonderLake, Illinois, extended the term of this note to three months by paying an extension fee of $1,929.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $175,020. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations and the ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company intends to continue to serve its customers as remodeler, landlord, and financing provider. There is no assurance that we will be successful in achieving any or all of these objectives

Emerging Growth Company

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

The Company's significant accounting policies were presented as Note 2 to the consolidated financial statements in our Annual Report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a "smaller reporting company," this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended March 31, 2016 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. LEGAL PROCEEDING

None.

ITEM 6. LEGAL EXHIBITS

The following exhibits are filed as a part of this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.

Date: July 27, 2016	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 27, 2016	By:	/s/ Curt Hansen
Curt Hansen Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

July 27, 2016	By:	/s/ Mike Hansen
Mike Hansen Member of the Board of Directors

