Form 10-Q
period 2016-06-30
CH REAL ESTATE II, INC
filed 2016-08-17
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 16, 2016, the issuer had 10,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH Real Estate II, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)

ASSETS

Current assets
Cash	$492	$14,900
Accounts receivable	2,581	-
Loans receivable, net	79,965	124,930

Total current assets	83,038	139,830

Total assets	$83,038	$139,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	-	6,000
Deferred Income	$-	$665
Payables, related parties	180,352	153,183

Total current liabilities	180,352	159,848

Total liabilities	180,352	159,848

Commitments and contingencies

Shareholders' equity
Common stock, 100,000,000 shares authorized, no par value, 10,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(179,814)	(102,518)

Total shareholders' equity	(97,314)	(20,018)

Total liabilities and shareholders' equity	$83,038	$139,830

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income	5,345	-	10,666	-
Total revenue	5,345	-	10,666	-

Operating expenses
General and administrative expenses	2,985	283	85,793	7,148

Total operating expenses	2,985	283	85,793	7,148

Income (loss) from operations	2,360	(283)	(75,127)	(7,148)

Other income (expense)
Interest income (expense), net	(1,154)	(976)	(2,168)	(3,224)
Total other income (expense), net	(1,154)	(976)	(2,168)	(3,224)

Net income (loss)	$1,206	$(1,259)	$(77,295)	$(10,372)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
-basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(77,295)	$(10,372)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Non cash interest expense related party	2,168	3,223

Changes in operating assets and liabilities:
Accounts receivable, net	(2,581)	357,751
Loans receivable bad debt provision	44,965
Loan receivable, net	-	(75,000)
Deferred revenue	(665)	-
Accounts payable and accrued expenses	(6,000)	-
Net cash provided by (used in) operating activities	(39,408)	275,602

Cash flows from financing activities:
Advances from related parties	25,000	3,224
Payments to related parties	-	(204,473)
Net cash provided by (used in) financing activities	25,000	(201,249)

Net increase (decrease) in cash	(14,408)	74,353

Cash at beginning of period	14,900	10,583

Cash at end of period	$492	$84,936

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$100	$-

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

The condensed interim financial information of the Company as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 is unaudited, and the balance sheet as of December 31, 2015 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2016, the Company had an accumulated deficit of $179,814. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2: Loans Receivable and Interest Income

On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. On July 5, 2016 the borrower extended the term of this note to three months by paying an extension fee of $1,929. The prepaid interest of $2,178 on this loan which deposited in December, 2015. The Company earned interest income totaling $892 related to this note during 2015 and $2,595 during the six months ended June 30, 2016.

On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. As this note is currently in default, the Company reserved $44,965 or 50% of the principal balance of this note as of June 30, 2016. The expense related to this reserve is included in general and administrative expenses on the statement of operations. The prepaid interest of $6,745 on this loan was deposited in January 2016. The Company earned interest income totaling $621 related to this note during 2015 and $8,071 during the six months ended June 30, 2016.

Note 3: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. The Company did not hold, purchase or renovate any properties during the six months ended June 30, 2016.

Note 4: Income Taxes

The current provision reflects current income taxes. As of June 30, 2016, the Company had federal and state net operating loss carryforwards of approximately $179,814. The provision (benefit) for income taxes for the period ended June 30, 2016 was offset by a full valuation allowance. As of December 31, 2015, the Company's net operating loss carryforward was $96,519. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company's deferred tax assets as of June 30, 2016 and December 31, 2015 were $71,926 and $42,468 respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2012 through 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended June 30, 2016 and December 31, 2015.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of June 30, 2016 and December 31, 2015, the loan balance was $154,493 and $129,492 respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $25,859and $23,692 as of June 30, 2016 and December 31, 2015, respectively.

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

Results of Operations

Overview of Earnings for the three month periods ended June 30, 2016 and June 30, 2016.

The Company had revenues of $5,345 and $0 for the three month periods ended June 30, 2016 and 2015, respectively. The increase in revenue for the three month periods ended June 30, 2016 compared to the three month period ended June 30, 2015 related to increase interest from the Company's notes receivables. The Company incurred operating expenses of $2,895 and $283 for the three month periods ended June 30, 2016 and 2015, respectively. Operating expenses in 2016 were significantly higher than for the same period in 2015 due primarily to professional fees related to the Company's public filings. The Company had had net interest expense of $1,154 and $976 for the three month periods ended June 30, 2016 and 2015 respectively.

Overview of Earnings for the six month periods ended June 30, 2016 and June 30, 2015.

The Company had revenues of $10,666 and $0 for the six month periods ended June 30, 2016 and 201d, respectively. The increase in revenue for the six months ended 2016 compared to six month period ended June 30, 2015 related to an increase in interest income from the Company's notes receivables. The Company incurred operating expense of $85,793 and $7,148 during the six month periods ended June 30, 2016 and 2015, respectively. The increase in operating expenses in 2016 primarily relates to higher professional fees related to the Company's public filings as well as bad debt expense related to the reserve for the Waxhaw, North Carolina note receivable. The Company had net interest expense of $2,168 and $3,224 for the six month periods ended June 30, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $492 with which to continue its operations. The cash flows (used in) provided by operations were $(39,408) and $275,602 for the periods ended June 30, 2016 and 2015. The Company's management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2016, the Company had an accumulated deficit of $179,814. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2016 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. LEGAL PROCEEDING

None.

ITEM 6. LEGAL EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit	Description

31	Certification of Periodic Financial Reports by Curt Hansen in satisfaction of Section 301 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Curt Hansen in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH Real Estate II, Inc.

Date: August 17, 2016	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2016	By:	/s/ Curt Hansen
Curt Hansen Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

Date: August 17, 2016	By:	/s/ Mike Hansen
Mike Hansen Member of the Board of Directors

