Form 10-K
period 2016-12-31
CH REAL ESTATE II, INC
filed 2017-03-29
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission File Number 333-4214715

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐No ☒

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

As of March 29, 2017, the registrant had 100,000,000 shares of Common Stock, no par value, outstanding.

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

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•	“CH Real Estate,” “CH,” “CH Real Estate II, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of CH Real Estate II, Inc. and its wholly-owned subsidiaries.

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

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

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2016 of $198,528. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

Company Information

CH Real Estate II, Inc. was incorporated in 2011 and will pursue purchasing and developing real estate properties in Utah and Colorado (and other states as available) at discounted prices, and lending money secured by real estate at higher than usual interest rates, i.e. “hard money” loans. In its history, and before the fiscal year which began on January 1, 2016, the Company had entered into five such hard money loan transactions, and was repaid in full each time at a profit.

As of the date of the filing of this Annual Report on Form 10-K, the Company is a creditor with respect to one hard money loan:

On December 17, 2015, the Company loaned $89,930 a borrower, secured by property in Waxhaw, North Carolina. This is a five-month loan, due on May17, 2016, and was made along with a trust whose trustee is the Company’s CEO. The total amount of the loan was $107,250, which includes the trust. On January 25, the borrower prepaid $6,745 in interest, based on an annual interest rate of 18%. As this note is currently in default, the Company reserved $44,965 or 50% of the principal balance of this note as of December 31, 2016. DoHardMoney.com has taken possession of this residential property as the result of the note default.

The Company’s cash and this hard money loan are the Company’s only assets as of the date of this Annual Report on Form 10-K; however, management continues to search for appropriate real estate opportunities within its limited budget.

Business Strategies

CH’s business strategy is to take advantage of what the Company believes are relatively low prices in the real estate market. CH attempts to purchase distressed properties renovate them, and then sell them at a profit. The Company has purchased and sold four properties in its history, and sold each of them at a profit.

As of the date of the filing of this Annual Report on Form 10-K, the Company owns no real estate properties or assets other than the one hard money loan described above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on OTC Markets. We are in the process of having Spartan Securities Group Ltd. do so, but there is no assurance that any such application will ever be approved or that a trading market will develop, or, if developed, that it will be sustained.

As of the date of this Annual Report on Form 10-K, we have 32 shareholders of record and 100,000,000 common shares issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2016

The Company had revenues of $26,085 for the fiscal year ended December 31, 2016 which comprised of interest income of $24,156 and extension income of $1,929. The increase in revenue for the period compared to 2015 related to an increase in interest income from the Company’s notes receivables. The Company did not purchase, renovate or sell any properties in the period ended December 31, 2016.

The Company incurred operating expense of $114,937 during the period. The increase in operating expenses in 2016 compared to 2015 is due primarily to bad debt expense related to the reserve for the Waxhaw, North Carolina note receivable in the amount of $44,965. The Company incurred net interest expense of $7,157. Interest expense increased due to an increase in related party payables during the year.

Overview of Earnings for the period ended December 31, 2015

The Company had revenues of $8,312 for the fiscal year ended December 31, 2015 which comprised of interest income of $6,200 and extension income of $2,112. The decrease in revenue for the period compared to 2014 related to the sale of the property in Salt Lake City, Utah sold in 2014 and no properties being sold in the fiscal year ended December, 31, 2015. The Company did not purchase, renovate or sell any properties in the period ended December 31, 2015.

The Company incurred operating expense of $42,233 during the period. The decrease in operating expenses in 2015 compared to 2014 is due primarily to a reduction of professional fees related to the Company’s public filings. The Company incurred net interest expense of $5,180. Interest expense decreased due to a reduction in related party payables during the year.

Plan of Operations

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans with maturity dates of less than a year that are secured by real property and earn above-market interest (in excess of twelve percent (12%) per annum). The Company generally does not perform a formal appraisal of the value of the security, and the Company identifies such Notes via referral from DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that was our Chief Executive Officer’s real estate agent for several years. DoHardMoney.com has their own underwriting standards, with the results reviewed by the Company upon referral of the loan. DoHardMoney.com’s underwriting procedure typically includes the following:

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

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of $229,347 with which to continue its operations. Our cash flows from operations (used) provided were $(553) and $205,564 for the years ended December 31, 2016 and 2015, respectively. We have an accumulated deficit of $198,528. The Company’s management believes that it is in position to fund its operation for the near term, but the use of cash in operations and our accumulated deficit cause doubt on our ability to continue as a going concern. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CH Real Estate II, Inc.

We have audited the accompanying balance sheet of CH Real Estate II, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CH Real Estate II, Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 27, 2017

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

CH Real Estate II, Inc.

Condensed Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$229,347	$14,900
Accounts receivable	-	-
Loan receivable	44,966	124,930
Investment in real estate	274,313	139,830

Total current assets	$274,313	$139,830

Total assets	$274,313	$139,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,000	$6,000
Deferred Income	-	665
Payables, related parties	375,341	153,184

Total current liabilities	390,341	159,849

Total liabilities	390,341	159,849

Commitments and contingencies

Shareholders' equity
Common stock, 200,000,000 shares authorized, no par value, 100,000,000
shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(198,528)	(102,519)

Total shareholders' equity	(116,028)	(20,019)

Total liabilities and shareholders' equity	$274,313	$139,830

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.

Condensed Statements of Operations

	For the Twelve Months Ended
	December 31,
	2016	2015

Extension income	1,929	2,112
Interest income	24,156	6,200
Total revenue	26,085	8,312

Operating expenses
General and administrative expenses	114,937	42,233

Total operating expenses	114,937	42,233

Income (loss) from operations	(88,852)	(33,921)

Other income (expense)
Interest income (expense), net	(7,157)	(5,180)
Total other income (expense), net	(7,157)	(5,180)

Net income (loss)	$(96,009)	$(39,101)

Basic and diluted net loss per share	-	-

Weighted average shares outstanding
-basicanddiluted	100,000,000	100,000,000

See the accompanying notes to the unaudited financial statements.

F-4

CH Real Estate II, Inc.

Consolidated Statement of Stockholders' Equity

			Retained
	Common Stock		Earnings(Accumulated
	Shares	Amount	Deficit)	Total

Balance as of December 31, 2014	10,000,000	$82,500	$(63,418)	$19,082

Net loss	-	-	(39,101)	(39,101)

Balance as of December 31, 2015	10,000,000	82,500	(102,519)	(20,019)

Net income	-	-	(96,009)	(96,009)

Balance as of December 31, 2016	10,000,000	$82,500	$(198,528)	$(116,028)

See the accompanying notes to the financial statements

CH Real Estate II, Inc.

Condensed Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2016	2015

Cash flows used in operating activities:
Net income (loss)	$(96,009)	$(39,101)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	7,157	5,179

Changes in operating assets and liabilities:
Accounts receivable, net	-	357,751
Loan receivable, net	35,000	(124,930)
Allowance for loans receivable	44,964	-
Accounts payable and accrued expenses	9,000	6,000
Deferred revenue	(665)	665
Net cash provided by (used in) operating activities	(553)	205,564

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	215,000	3,224
Repayment of related party advances	-	(204,471)
Net cash provided by financing activities	215,000	(201,247)

Net increase (decrease) in cash	214,447	4,317

Cash at beginning of period	14,900	10,583

Cash at end of period	$229,347	$14,900

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

Concentration: In 2016 and 2015, 100% of the Company’s revenues resulted from hard money loans with one customer, DoHardMoney.com

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2016, the Company had an accumulated deficit of $198,528. This condition, in addition to operating losses in prior years, raises substantial doubt about the Company's ability to continue as a going concern.

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

Note 3: Loans Receivable and Related Interest

On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. On July 5, 2016 the borrower extended the term of this note to three months by paying an extension fee of $1,929. The prepaid interest of $2,178 on this loan which deposited in December, 2015. The Company earned interest income totaling $892 related to this note during 2015 and $2,715 during 2016.. On July 5, 2016 the borrower for the residential property in WonderLake, Illinois, extended the term of this note to three months by paying an extension fee of $1,929. This note was paid in full by the borrower on July 22, 2016.

On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. As this note is currently in default, the Company reserved $44,965 or 50% of the principal balance of this note as of September 30, 2016. The expense related to this reserve is included in general and administrative expenses on the statement of operations. The prepaid interest of $6,745 on this loan was deposited in January 2016. The Company earned interest income totaling $621 related to this note during 2015 and $8,071 during the twelve months ended December 31, 2016. DoHardMoney.com has taken possession of this residential property as the result of the note default.

On July 8, 2016, the Company used $182,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Marlboro, Maryland, and the borrower was obligated to repay the $182,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. The Company earned interest income totaling $11,375 related to this note during the twelve months ended December 31, 2016. This note was paid in full December 2016.

Note 4: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which are being renovated. As of December 31, 2016 and 2015 the Company did not hold any properties under renovation.

Note 5: Deferred Revenue

The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $0 in deferred revenue at December 31, 2016 and $665 as of December 31, 2015, respectively.

Note 6: Income Taxes

The Company did not have any temporary differences for the period ended December 31, 2016 and 2015.

As of December 31, 2016, the Company’s net operating loss carryforward was $183,528. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company’s deferred tax assets as of December 31, 2016 and 2015 were $79,411 and $41,008, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2016 and 2015.

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2016 and 2015, the loan balance was $344,493 and $129,493, respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $30,848 and $23,691 as of December 31, 2016 and 2015, respectively.

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

On September 1, 2016, the Company effected a 10 for 1 forward stock split of its outstanding common stock, resulting in each 1 share of outstanding common stock being automatically converted into 10 shares of common stock. All share and per share information herein has been retroactively adjusted to reflect the forward stock split.

Note 9: Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2016 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria) which was updated in 2013. Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria. The internal controls over financial accounting are not effective because the Corporation cannot afford to hire independent directors for an audit committee, a CFO, a controller, or other full-time personnel with accounting expertise, and the Corporation simply is not large enough to establish and maintain effective financial controls and procedures and to conduct complex accounting controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

Curt Hansen	55	Director, CEO, CFO, and President

Mike Hansen	56	Director, Treasurer

Curt Hansen, 55, was born in the United States. Mr. Hansen has extensive experience in many areas of real estate. These areas include buying, renovating and selling real estate for profit, as well as lending funds to other investors for similar purposes. This process requires having the ability to identify and evaluate real estate, have current knowledge of the market and being able to acquire distressed properties. In addition to being profitable buying and selling real estate, Mr. Hansen has expert knowledge in managing rental properties. For over twenty-five years, Mr. Hansen has worked as a sole proprietor and real estate investor, buying and remodeling houses, duplexes, fourplexes and larger projects in his own name and using the DBA “CH Enterprises.” At times he has owned as many as 52 rental units and nineteen buildings. For several years, Mr. Hansen has also been a private money lender, where he leveraged his experience as a real estate entrepreneur to financially assist other investors in their efforts to make a profit in buying and selling properties. Mr. Hansen has been able to lend over $1,000,000 to investors located in Alaska, Utah, Colorado, Montana and Bulgaria. During the past six years, Mr. Hansen has been self-employed as a real estate and general business investor, locating, buying, selling, and managing real estate, and making other strategic debt and equity investments.

The Company believes that Mr. Hansen’s extensive experience in the real estate investment and development industries provides him crucial insight into market opportunities and the nuances of the development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s board of directors. Curt Hansen is Mike Hansen’s brother.

Mike Hansen, 56, was born in the United States. Mike Hansen is a seasoned real estate veteran who has been investing in real estate since 1984. He graduated from Colorado Mountain College in 1986 with a degree in solar retrofit technology, and is currently employed as a Program Manager for Housing Resources of Western Colorado, where he has worked since 1987 and which provides low-income customers with self-help housing, housing rehabilitation, weatherization, and rental services. As a Program Manager, he has assisted real estate purchasers, renters, and homeowners with locating suitable properties, finding financing, and building and/or improving their homes. Additionally, for the past 17 years, he has been Mr. Curt Hansen’s right hand man on many of Mr. Curt Hansen’s real estate projects.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2016 and December 31, 2015:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Curt Hansen	2016	0	0	0	0	0	0	0
Director, President, CEO & CFO	2015	0	0	0	0	0	0	0

Mike Hansen	2016	0	0	0	0	0	0	0
Director, Treasurer	2015	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2016 for:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Curt Hansen 2851 B ½ Road Grand Junction, CO 81503	96,050,000	96.05%

Common Stock	Mike Hansen 2851 B ½ Rd. Grand Junction, CO 81503	50,000	0.05%

Common Stock	Officers and Directors	96,100,000	96.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Curt Hansen, the majority shareholder, has advanced funds to the Company, as necessary. As of December 31, 2016 and December 31, 2015, the loan balance was $375,341 and $153,184, respectively. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $30,847 and $23,692 as of December 31, 2016 and December 31, 2015, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated for Green & Company:

	Years Ended December 31,
Category	2016	2015
Audit Fees	$23,750	$4,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	2,000
Total	$32,750	$6,000

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Organization (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.1	Share Exchange Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.2	Assignment of Promissory Note (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.3	Assignment of Promissory Note (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
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

______________

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

CH Real Estate II, Inc.

Date: March 29, 2017	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2017	By:	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principal Accounting Officer, and Chairman of the Board of Directors

March 29, 2017		/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

