Form 10-K/A
period 2016-12-31
CH REAL ESTATE II, INC
filed 2017-05-09
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017 (the “Annual Report”), is to correct a typographical error in the Consolidated Balance Sheets, which occurred upon conversion of the Annual Report into the appropriate EDGAR-filing format.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred after the original filing date, and does not modify or update in any way disclosures made in the Annual Report except that the typographical error in the Consolidated Balance Sheets has been corrected and the title of the registrant’s financial statements have been updated.

2

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

Consolidated Balance Sheets

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

CH Real Estate II, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2016	2015

Extension income	1,929	2,112
Interest income	24,156	6,200
Total revenue	26,085	8,312

Operating expenses
General and administrative expenses	114,937	42,233

Total operating expenses	114,937	42,233

Income (loss) from operations	(88,852)	(33,921)

Other income (expense)
Interest income (expense), net	(7,157)	(5,180)
Total other income (expense), net	(7,157)	(5,180)

Net income (loss)	$(96,009)	$(39,101)

Basic and diluted net loss per share	-	-

Weighted average shares outstanding
-basic and diluted	100,000,000	100,000,000

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

CH Real Estate II, Inc.

Consolidated Statements of Cash Flows

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

CH Real Estate II, Inc.

Date: May 9, 2017	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 9, 2017	By:	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principal Accounting Officer, and Chairman of the Board of Directors

May 9, 2017		/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

