Form 10-Q
period 2017-03-31
CH REAL ESTATE II, INC
filed 2017-05-15
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 15, 2017, the issuer had 100,000,000 outstanding shares of common stock, no par value.

 CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$96,643	$229,347
Loan receivable	44,966	44,966
Construction in process	123,104	-

Total current assets	264,713	274,313
Total assets	$264,713	$274,313

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,000	$15,000
Payables, related parties	377,780	375,341
Total current liabilities	392,780	390,341

Total liabilities	392,780	390,341

Commitments and contingencies
Common stock, 200,000,000 shares authorized, no par value, 100,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(210,567)	(198,528)

Total shareholders' equity	(128,067)	(116,028)

Total liabilities and shareholders' equity	$264,713	$274,313

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)

Interest income	-	5,321
Total revenue	-	5,321

Operating expenses
General and administrative expenses	9,601	82,808

Total operating expenses	9,601	82,808

Income (loss) from operations	(9,601)	(77,487)

Other income (expense)
Interest income (expense), net	(2,438)	(1,014)
Total other income (expense), net	(2,438)	(1,014)

Net income (loss)	$(12,039)	$(78,501)

Basic and diluted net loss per share	-	-

Weighted average shares outstanding
- basic and diluted	100,000,000	100,000,000

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Quarter Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$(12,039)	$(78,501)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	2,439	1,014
Loan receivable, net	-	44,965
Interest receivable	-	1,423
Construction in process	(123,104)	-
Net cash provided by (used in) operating activities	(132,704)	(31,099)

Cash flows used in investing activities:		-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash	(132,704)	(6,099)

Cash at beginning of period	229,347	14,900

Cash at end of period	$96,643	$8,801

Supplemental disclosure of cash flow information:		-

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

The condensed interim financial information of the Company as of March 31, 2017 and for the three month period ended March 31, 2017 and 2016 is unaudited, and the balance sheet as of December 31, 2016 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2017. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2017, the Company had an accumulated deficit of $210,567. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which our currently being renovated. The Company held one property it purchased in Colorado for $123,104 on March 31, 2017. The Company is currently remodeling this property.

Note 4: Income Taxes

The Company did not have any temporary differences for the period ended March 31, 2017 and 2016.

As of March 31, 2017, the Company’s net operating loss carryforward was $210,567. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company’s deferred tax assets as of December 31, 2016 and 2015 were $84,227 and $79,411, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended March 31, 2017 and 2017.

Note 5: Related Party Transactions

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of March 31, 2017 and December 31, 2016, the loan balance was $344,493 and $129,493, respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $30,848 and $23,691 as of March 31, 2017 and December 31, 2016, respectively.

The Company does not own or lease property or lease office space for its own internal use. The Company uses the office of Mike Hansen, one of its directors and officers, at no charge.

Note 6: Equity

The Company has been authorized to issue 200,000,000 common shares, no par value. Common shares are entitled to one vote per share.

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

Note 7: Subsequent Events

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

Results of Operations

Overview of Earnings for the period ended March 31, 2017

The Company had no revenue for the three month period ended March 31, 2017. The Company incurred operating expenses of $9,601 during the period ended March 31, 2017, which consisted primary of professional fees related to accountant and attorney fees. The Company had a net loss of $12,039 for the period ended March 31, 2017.

Overview of Earnings for the period ended March 31, 2016

The Company’s total revenue for the three month period ended March 31, 2016 consisted of interest income totaling $5,321. The Company incurred operating expenses of $82,808 during the period ended March 31, 2016, consisting of $44,965 of bad debt provision expense and the remainder primary relating to professional fees. The Company had a net loss of $78,501 for the period ended March 31, 2016.

Plan of Operations

The Company currently owns one residential property that it purchased in Colorado for $123,104 on March 31, 2017. The Company is currently remodeling this property. Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans with maturity dates of less than a year that are secured by real property and earn above-market interest (in excess of twelve percent (12%) per annum). The Company generally does not perform a formal appraisal of the value of the security, and the Company identifies such Notes via referral from DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer’s real estate agent for several years. DoHardMoney.com has their own underwriting standards, with the results reviewed by the Company upon referral of the loan. DoHardMoney.com’s underwriting procedure typically includes the following:

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

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $96,643 with which to continue its operations. The cash flows provided from (used in) operations were ($132,704) and $(31,099) for the periods ended March 31, 2017 and 2016. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2017, the Company had an accumulated deficit of $210,567. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended March 31, 2017, covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

CH Real Estate II, Inc.

Date: May 15, 2017	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2017	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer,
Principal Financial Officer
Principle Accounting Officer, and Chairman of the Board of Directors

May 15, 2017	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

