Form 10-Q
period 2017-06-30
CH REAL ESTATE II, INC.
filed 2017-08-11
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-214715

CH REAL ESTATE II, INC.
(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2851 B 1/2 Road Grand Junction, Colorado 81503
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

As of August 9, 2017, the issuer had 100,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH REAL ESTATE II, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$238,229	$229,347
Loan receivable	44,966	44,966
Total current assets	283,195	274,313
Total assets	$283,195	$274,313

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,000	$15,000
Payables, related parties	380,245	375,341
Total current liabilities	395,245	390,341

Total liabilities	395,245	390,341

Commitments and contingencies
Common stock, 200,000,000 shares authorized, no par value, 100,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(194,550)	(198,528)

Total shareholders' equity	(112,050)	(116,028)

Total liabilities and shareholders' equity	$283,195	$274,313

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June		June
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sale of property	$165,000	$-	165,000	$-
Interest income	-	5,345	-	10,666
Total revenue	165,000	5,345	165,000	10,666

Basis and costs of property	132,041	-	132,041	-
Total basis and costs of property	132,041	-	132,041	-

Gross Profit	32,959	5,345	32,959	10,666

Operating expenses
General and administrative expenses	14,476	2,985	24,077	85,793

Total operating expenses	14,476	2,985	24,077	85,793

Income (loss) from operations	18,483	2,360	8,882	(75,127)

Other income (expense)
Interest income (expense), net	(2,465)	(1,154)	(4,903)	(2,168)
Total other income (expense), net	(2,465)	(1,154)	(4,903)	(2,168)

Minority Interest in Subsidiary	-	-	-	-

Net income (loss)	$16,018	$1,206	$3,979	$(77,295)

Basic and diluted net loss per share	-	-	-	-

Weighted average shares outstanding
- basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See the accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$3,979	$(77,295)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	4,903	2,168

Changes in operating assets and liabilities:
Accounts receivable, net	-	(2,581)
Loan receivable, net	-	44,965
Accounts payable and accrued expenses	-	(6,000)
Deferred revenue	-	(665)
Net cash provided by (used in) operating activities	8,882	(39,408)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash	8,882	(14,408)

Cash at beginning of period	229,347	14,900

Cash at end of period	$238,229	$492

Supplemental disclosure of cash flow information:		-

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$100

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

The condensed interim financial information of the Company as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 is unaudited, and the balance sheet as of December 31, 2016 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2017. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2017, the Company had an accumulated deficit of $194,550. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2: Loans Receivable and Interest Income

On October 30, 2015, the Company used $35,000 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in WonderLake, Illinois, and the borrower was obligated to repay the $35,000 in principal, plus fifteen percent (15%) interest per annum, within 150 days. On July 5, 2016 the borrower extended the term of this note to three months by paying an extension fee of $1,929. The prepaid interest of $2,178 on this loan which deposited in December, 2015. The Company earned interest income totaling $892 related to this note during 2015 and $2,715 during 2016. On July 5, 2016 the borrower for the residential property in WonderLake, Illinois, extended the term of this note to three months by paying an extension fee of $1,929. This note was paid in full by the borrower on July 22, 2016.

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

Note 4: Income Taxes

As of June 30, 2017, the Company’s net operating loss carryforward was $194,550. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company’s deferred tax assets as of June 30, 2017 and December 31, 2016 were $77,820 and $79,411, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended June 30, 2017 and 2016.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of June 30, 2017 and December 31, 2016, the loan balance was $344,493 and $129,493, respectively. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $35,750 and $23,691 as of June 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Overview of Earnings for the three month periods ended June 30, 2017 and June 30, 2016.

The Company had revenues of $165,000 and $5,345 for the three month periods ended June 30, 2017 and 2016, respectively. The increase in revenue for the three month periods ended June 30, 2017 compared to the three-month period ended June 30, 2017 related to the sale of the Clifton Colorado property. The Company had $132,041 of costs and fees related to this property and sold the property for $165,000 on June 29, 2017. The Company incurred operating expenses of $14,476 and $2,985 for the three month periods ended June 30, 2017 and 2016, respectively. Operating expenses in 2017 were significantly higher than for the same period in 2016 due primarily to professional fees related to the Company’s public filings. The Company had net interest expense of $2,465 and $1,154 for the three month periods ended June 30, 2017 and 2016 respectively.

Overview of Earnings for the six month periods ended June 30, 2017 and June 30, 2016.

The Company had revenues of $165,000 and $10,666 for the six month periods ended June 30, 2017 and 2016, respectively. The increase in revenue for the six months ended 2017 compared to six-month period ended June 30, 2016 related to the sale of the Clifton Colorado property. The Company had $132,041 of costs and fees related to this property and sold the property for $165,000 on June 29, 2017.  The Company incurred operating expense of $24,077 and $85,793 during the six month periods ended June 30, 2017 and 2016, respectively. The decrease in operating expenses in 2017 primarily a $47,546 bad debt expense related to the reserve for the Waxhaw, North Carolina note receivable in 2016. The Company had net interest expense of $4,903 and $2,168 for the six month periods ended June 30, 2017 and 2016, respectively.

Plan of Operations

The Company currently owns no residential properties. Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it may also purchase hard money loans with maturity dates of less than a year that are secured by real property and earn above-market interest (in excess of twelve percent (12%) per annum). The Company generally does not perform a formal appraisal of the value of the security, and the Company identifies such Notes via referral from DoHardMoney.com, a company in the business of making hard money loans secured by real estate and managed by an individual that has been our Chief Executive Officer’s real estate agent for several years. DoHardMoney.com has their own underwriting standards, with the results reviewed by the Company upon referral of the loan. DoHardMoney.com’s underwriting procedure typically includes the following:

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $238,229 with which to continue its operations. The cash flows (used in) provided by operations were $8,882 and $(39,408) for the periods ended June 30, 2017 and 2016. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2017, the Company had an accumulated deficit of $194,550. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended June 30, 2017 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

CH Real Estate II, Inc.

Date: August 10, 2017	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2017	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

August 10, 2017	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

