Form 10-Q
period 2017-09-30
CH REAL ESTATE II, INC.
filed 2017-11-03
CIK 1541719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 333-214715

CH REAL ESTATE II, INC.
(Exact name of registrant as specified in its charter)

Utah	90-1030909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2851 B 1/2 Road Grand Junction, Colorado, 81503
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

As of November 3, 2017, the issuer had 100,000,000 outstanding shares of common stock, no par value.

CH REAL ESTATE II, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH Real Estate II, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$154,275	$229,347
Loan receivable	95,300	44,966
Interest receivable	47	-
Construction in process	108,650	-

Total current assets	358,272	274,313
Total assets	$358,272	$274,313

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$15,000	$15,000
Payables, related parties	382,738	375,341
Total current liabilities	397,738	390,341

Total liabilities	397,738	390,341

Commitments and contingencies
Common stock, 200,000,000 shares authorized, no par value, 100,000,000
shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(121,966)	(198,528)

Total shareholders' equity	(39,466)	(116,028)

Total liabilities and shareholders' equity	$358,272	$274,313

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September		September
	2017	2016	2017	2016

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sale of property	$-	$-	$165,000	$-
Extension and other income	77,294	1,929	77,294	1,929
Interest income	47	4,672	47	15,338
Total revenue	77,341	6,601	242,341	17,267

Basis and costs of property	-	-	132,041	-
Total basis and costs of property	-	-	132,041	-

Gross Profit	77,341	6,601	110,300	17,267

Operating expenses
General and administrative expenses	2,263	8,487	26,340	94,280

Total operating expenses	2,263	8,487	26,340	94,280

Income (loss) from operations	75,078	(1,886)	83,960	(77,013)

Other income (expense)
Interest income (expense), net	(2,495)	(2,495)	(7,398)	(4,663)
Total other income (expense), net	(2,495)	(2,495)	(7,398)	(4,663)

Minority Interest in Subsidiary	-	-	-	-

Net income (loss)	$72,583	$(4,381)	$76,562	$(81,676)

Basic and diluted net loss per share	-	-	-	-

Weighted average shares outstanding
-basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Condensed Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$76,562	$(81,676)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	7,396	4,663

Changes in operating assets and liabilities:
Accounts receivable, net	(47)	-
Loan receivable, net	(50,333)	(102,035)
Construction in process	(108,650)	-
Accounts payable and accrued expenses	-	(6,000)
Deferred revenue	-	6,159
Net cash provided by (used in) operating activities	(75,072)	(178,889)

Cash flows used in investing activities:		-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	-	214,772
Net cash provided by financing activities	-	214,772

Net increase (decrease) in cash	(75,072)	35,883

Cash at beginning of period	229,347	14,900

Cash at end of period	$154,275	$50,783

Supplemental disclosure of cash flow information:		-

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$100

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

The condensed interim financial information of the Company as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 is unaudited, and the balance sheet as of December 31, 2016 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2017. The unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that Annual Report.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2017, the Company had an accumulated deficit of $121,966. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2: Loans Receivable and Interest Income

On September 29, 2017, the Company used $95,300 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Tacoma, Washington, and the borrower was obligated to repay the $95,300 in principal, plus fifteen percent (18%) interest per annum, within 150 days. The Company earned interest income totaling $47 related to this note during the nine months ended September 30, 2017.

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

On December 17, 2015, the Company used $89,930 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Waxhaw, North Carolina, and the borrower was obligated to repay the $89,930 in principal, plus eighteen percent (18%) interest per annum, within 150 days. This note was in default, the Company reserved $44,965 or 50% of the principal balance of this note as of September 30, 2016. The expense related to this reserve is included in general and administrative expenses on the statement of operations. The prepaid interest of $6,745 on this loan was deposited in January 2016. The Company earned interest income totaling $621 related to this note during 2015 and $8,071 during the twelve months ended December 31, 2016. DoHardMoney.com took possession of this residential property as the result of the note default and on September 29, 2017 the Company received $122,259 upon sale of this property. $44,965 of the proceeds reduced the note to zero and the remaining amount of $77,294 is included in the Other and Extension line item on the income statement.

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

Note 4: Income Taxes

As of September 30, 2017, the Company’s net operating loss carryforward was $121,966. The federal and state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The Company’s deferred tax assets as of September 30, 2017 and December 31, 2016 were $48,786 and $79,411, respectively. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the periods ended September 30, 2017 and 2016.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of September 30, 2017 and December 31, 2016, the loan balance was $344,493. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $38,245 and $30,848 as of September 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Overview of Earnings for the three month periods ended September 30, 2017 and September 30, 2016.

The Company had revenues of $77,341 and $6,601 for the three month periods ended September 30, 2017 and 2016, respectively. The increase in revenue for the three month periods ended September 30, 2017 compared to the three-month period ended September 30, 2016 related to the recovery of the Waxhaw, North Carolina note of 77,294. The Company incurred operating expenses of $2,263 and $8,487 for the three month periods ended September 30, 2017 and 2016, respectively. Operating expenses in 2016 were significantly higher than for the same period in 2017 due primarily to professional fees related to the Company’s public filings. The Company had had net interest expense of $2,495 for the three month periods ended September 30, 2017 and 2016 respectively.

Overview of Earnings for the nine month periods ended September 30, 2017 and September 30, 2016.

The Company had revenues of $242,341 and $17,267 for the nine month periods ended September 30, 2017 and 2016, respectively. The increase in revenue for the six months ended 2017 compared to six-month period ended September 30, 2016 related to the sale of the Clifton, Colorado property as well as the recovery of the Waxhaw, North Carolina note of 77,294. The Company had $132,041 of costs and fees related to the Clifton property and sold the property for $165,000 on June 29, 2017. The Company incurred operating expense of $26,340 and $94,280 during the nine month periods ended September 30, 2017 and 2016, respectively. The decrease in operating expenses in 2017 primarily a $47,546 bad debt expense related to the reserve for the Waxhaw, North Carolina note receivable in 2016. The Company had net interest expense of $7,398 and $4,663 for the nine month periods ended September 30, 2017 and 2016, respectively.

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $154,275 with which to continue its operations. The cash flows (used in) provided by operations were $(75,072) and $(178,889) for the periods ended September 30, 2017 and 2016. The Company’s management believes that it is in position to fund its operation for the near term. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2017, the Company had an accumulated deficit of $121,966. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended September 30, 2017 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Number	Description

3.1	Articles of Organization (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.1	Share Exchange Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.2	Assignment of Promissory Note (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
10.3	Assignment of Promissory Note (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2016)
31.1	Certification of Principal Executive Officerrequired by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification ofChief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

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

CH Real Estate II, Inc.

Date: November 3, 2017	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 3, 2017	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

November 3, 2017	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

