Form 10-K
period 2017-12-31
CH REAL ESTATE II, INC.
filed 2018-04-02
CIK 1541719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

As of March 31, 2018, the registrant had 100,000,000 shares of Common Stock, no par value, outstanding.

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

Although the Company intends to primarily engage in the purchase, improvement, and disposition of real property, it has also purchased and sold hard money loans that are secured by real property, and generally earn above-market interest. The Company typically earns interest of 15%-23% on these loans.

Our financial status creates doubt about whether we will continue as a going concern. As we have an accumulated deficit as of December 31, 2017 of $102,741. We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws, it is likely that we may not be able to comply with those reporting requirements, which would mean that limited information regarding the Company and our operations would not be available to investors and the public.

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

As of the date of the filing of this Annual Report on Form 10-K, the Company is a creditor with respect to three hard money loans:

On November 30, 2017, the Company used $68,545 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Chicago, Illinois, and the borrower was obligated to repay the $68,45 in principal, plus twenty three percent (23%) interest per annum, within 150 days. The Company earned interest income totaling $1,477 related to this note during the twelve months ended December 31, 2017.

On November 3, 2017, the Company used $74,060 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Portage, Indiana and the borrower was obligated to repay the $74,060 in principal, plus fifteen percent (18%) interest per annum, within 150 days. The Company earned interest income totaling $2,148 related to this note during the twelve months ended December 31, 2017.

On September 29, 2017, the Company used $95,300 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Tacoma, Washington, and the borrower was obligated to repay the $95,300 in principal, plus fifteen percent (18%) interest per annum, within 150 days. The Company earned interest income totaling $4,431 related to this note during the twelve months ended December 31, 2017.

The Company’s cash and this hard money loans are the Company’s only assets as of the date of this Annual Report on Form 10-K; however, management continues to search for appropriate real estate opportunities within its limited budget.

Business Strategies

CH’s business strategy is to take advantage of what the Company believes are relatively low prices in the real estate market. CH attempts to purchase distressed properties renovate them, and then sell them at a profit. The Company has purchased and sold four properties in its history, and sold each of them at a profit.

As of the date of the filing of this Annual Report on Form 10-K, the Company owns no real estate properties or assets other than the three hard money loans described above.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Earnings for the period ended December 31, 2017

The Company had revenues of $397,850 for the twelve month period ended December 31, 2017. The revenue for the twelve months ended 2017 related to the sale of the Clifton, Colorado property of $160,495, Grand Junction, Colorado Property of $147,500 as well as the recovery of the Waxhaw, North Carolina note of $77,294. The Company had $132,041 of costs and fees related to the Clifton property, $111,598 of costs and fees related to the Grand Junction, Colorado property. In addition, the Company had $8,056 in interest income generated by the Company’s notes receivable.

The Company incurred operating expense of $51,937 during the twelve month periods ended December 31, 2017. The Company had net interest expense of $9,892 for the twelve month period ended December 31, 2017.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of $163,364 with which to continue its operations. The cash flows (used in) provided by operations were $(65,983) and $(553) for the periods ended December 31, 2017 and 2016. We have an accumulated deficit of $87,741. The Company’s management believes that it is in position to fund its operation for the near term, but the use of cash in operations and our accumulated deficit cause doubt on our ability to continue as a going concern. The Company intends to seek financing via private equity investment and debt financing if necessary. Such equity investment would necessarily require the issuance of additional capital stock. We have not identified any potential lenders other than our founder who has loaned us funds in the past. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we may secure additional funds, for our growth, through our private placement of common stock. Management plans to increase the number of properties for the purpose of achieving a stream of revenue through rental properties. We believe that this plan will sustain future operational growth.

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

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for fiscal years and interim periods within those years, after December 31, 2019, with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and will apply the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

CH Real Estate II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CH Real Estate II, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and 2016, in conformity with U.S.

generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Tampa, FL 33618

April 2, 2018

We have served as the Company’s auditor since 2015.

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

CH Real Estate II, Inc.
Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$163,364	$229,347
Prepaid expenses	5,515	-
Loan receivable	237,906	44,966

Total current assets	406,785	274,313

Total assets	$406,785	$274,313

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$30,000	$15,000
Deferred Revenue	11,793	-
Payables, related parties	385,233	375,341

Total current liabilities	427,026	390,341

Total liabilities	427,026	390,341

Commitments and contingencies

Shareholders' equity
Common stock, 200,000,000 shares authorized, no par value, 100,000,000 shares issued and outstanding, respectively	82,500	82,500
Accumulated deficit	(102,741)	(198,528)

Total shareholders' equity	(20,241)	(116,028)

Total liabilities and shareholders' equity	$406,785	$274,313

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Statements of Operations

	For the Twelve Months Ended
	December 31,
	2017	2016

Sale of property	$312,500	$-
Extension and other income	77,294	1,929
Interest income	8,056	24,156
Total revenue	397,850	26,085

Basis and costs of property	240,234	-
Total basis and costs of property	240,234	-

Gross Profit	157,616	26,085

Operating expenses
General and administrative expenses	51,937	114,937

Total operating expenses	51,937	114,937

Income (loss) from operations	105,679	(88,852)

Other income (expense)
Interest income (expense), net	(9,892)	(7,157)
Total other income (expense), net	(9,892)	(7,157)

Net income (loss)	$95,787	$(96,009)

Basic and diluted net loss per share	-	-

Weighted average shares outstanding
- basic and diluted	100,000,000	100,000,000

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Statement of Stockholders' Deficit Years Ended December 31, 2017 and December 31, 2016

			Retained
	Common Stock		Earnings(Accumulated
	Shares	Amount	Deficit)	Total

Balance as of December 31, 2015	100,000,000	82,500	(102,519)	(20,019)

Net income	-	-	(96,009)	(96,009)

Balance as of December 31, 2016	100,000,000	$82,500	$(198,528)	$(116,028)

Net income	-	-	95,787	95,787

Balance as of December 31, 2017	100,000,000	$82,500	$(102,741)	$(20,241)

See the accompanying notes to the unaudited financial statements.

CH Real Estate II, Inc.
Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2017	2016

Cash flows used in operating activities:
Net income (loss)	$95,787	$(96,009)
Adjustments to reconcile net income (loss) to net cash used in operations:
Accrued interest expense related party	9,892	7,157

Changes in operating assets and liabilities:
Loan receivable, net	(192,940)	35,000
Allowance for loans receivable	-	44,964
Prepaid exepnses	(5,515)	-
Accounts payable and accrued expenses	15,000	9,000
Deferred revenue	11,793	(665)
Net cash provided by (used in) operating activities	(65,983)	(553)

Cash flows used in investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additions to related party advances	-	215,000
Net cash provided by financing activities	-	215,000

Net increase (decrease) in cash	(65,983)	214,447

Cash at beginning of period	229,347	14,900

Cash at end of period	$163,364	$229,347

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to the unaudited financial statements.

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

Note 1: The Company

The Company and Nature of Business

CH Real Estate II, Inc. (the "Company") was incorporated in the State of Utah on April 14, 2011, as the successor to operations as CH Real Estate, which was organized in the State of Utah on June 29, 2010. CH Real Estate II, Inc. is a real estate investment and development company.

Investment: The Company purchases Notes and Deeds of Trust from unrelated third parties, so-called hard money loans secured by the property against which the loans are made. The Company typically receives 15% to 23% return on these investments.

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

Concentration: In 2017, two properties were renovated and sold as well as hard money loans with DoHardMoney. In 2016 100% of the Company’s revenues resulted from hard money loans with one customer, DoHardMoney.com

Inventories

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

Advertising Costs:

The Company’s policy regarding advertising is to expense advertising when incurred. Advertising expense was $650 in 2017 and $0 in 2016, respectively.

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for fiscal years and interim periods within those years, after December 31, 2019, with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and will apply the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2017, the Company had an accumulated deficit of $87,741. This condition, in addition to operating losses in prior years, raises substantial doubt about the Company's ability to continue as a going concern.

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

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

Note 3: Loans Receivable and Related Interest

On November 30, 2017, the Company used $68,545 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Chicago, Illinois, and the borrower was obligated to repay the $68,545 in principal, plus twenty three percent (23%) interest per annum, within 150 days. The Company earned interest income totaling $1,477 related to this note during the twelve months ended December 31, 2017.

On November 3, 2017, the Company used $74,060 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Portage, Indiana and the borrower was obligated to repay the $74,060 in principal, plus fifteen percent (18%) interest per annum, within 150 days. The Company earned interest income totaling $2,148 related to this note during the twelve months ended December 31, 2017.

On September 29, 2017, the Company used $95,300 of its cash funds to purchase a Note and Deed of Trust from DoHardMoney.com. The Note and Deed of Trust related to a residential property in Tacoma, Washington, and the borrower was obligated to repay the $95,300 in principal, plus fifteen percent (18%) interest per annum, within 150 days. The Company earned interest income totaling $4,431 related to this note during the twelve months ended December 31, 2017.

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

Note 4: Construction in Progress

The Company engages in purchasing properties for the purpose of keeping them as rental properties, and/or remodeling them and selling them at a profit. Construction in progress consists of properties the companies has purchased which are being renovated. As of December 31, 2017 and 2016 the Company did not hold any properties under renovation.

Note 5: Deferred Revenue

The Company records deferred revenue when it receives payments from customers for services that have not been rendered or income not yet earned. The Company had $11,793 in deferred revenue at December 31, 2017 and $0 as of December 31, 2016, respectively.

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

Note 6: Income Taxes

The Company did not have any temporary differences for the period ended 2016.

The components of the provision for income taxes are as follows:
December 31,
2017
Current:
Federal	$-
State	100
Foreign	-
100
Deferred
Federal	86,077
State	(122,160)
Foreign	-
(36,083)

Valuation allowance	35,983

Total provision for income taxes	(0.00)

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

December 31,
2017
Federal Tax (Benefit) at statutory rate	32,568
State tax (benefit) at statutory rate, net of fed benefit	(122,160)
Change in Valuation Allowance	50,180
Research and Development Credits	-
Other	3,429

Valuation allowance	35,983

Provision for Income Taxes	(0.00)

Deferred tax assets (liabilities) consist of the following:

December 31,
2017
Current Deferred Tax Assets
Accruals	(204)
Gross Current Deferred Tax Assets	(204)

Non-Current Deferred Tax Assets
Intangible Assets	-
Fixed Assets	-
Net Operating Loss Carryforwards	25,714
Tax Credit Carryforwards	-
Other	4,399
Gross Non-Current Deferred Tax Assets	30,113

Total Gross Deferred Tax Asset	$29,909

Valuation Allowance	(29,909)

Net Deferred Tax Assets	$0

As of December 31, 2017, the Company’s net operating loss carryforward was $102,741. The Company’s deferred tax assets as of December 31, 2017 was $29,909. The potential income tax benefit of these losses have been offset by a full valuation allowance.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2014 through 2017. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2017 and 2016.

CH REAL ESTATE II, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2017 and December 31, 2016, the loan balance was $344,493. The Company currently is accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest is $40,739 and $30,848 as of December 31, 2017 and December 31, 2016, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2017 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria) which was updated in 2013. Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is not effective based on those criteria. The internal controls over financial accounting are not effective because the Corporation cannot afford to hire independent directors for an audit committee, a CFO, a controller, or other full-time personnel with accounting expertise, and the Corporation simply is not large enough to establish and maintain effective financial controls and procedures and to conduct complex accounting controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position

Curt Hansen	56	Director, CEO, CFO, and President

Mike Hansen	57	Director, Treasurer

Curt Hansen, 56, was born in the United States. Mr. Hansen has extensive experience in many areas of real estate. These areas include buying, renovating and selling real estate for profit, as well as lending funds to other investors for similar purposes. This process requires having the ability to identify and evaluate real estate, have current knowledge of the market and being able to acquire distressed properties. In addition to being profitable buying and selling real estate, Mr. Hansen has expert knowledge in managing rental properties. For over twenty-five years, Mr. Hansen has worked as a sole proprietor and real estate investor, buying and remodeling houses, duplexes, fourplexes and larger projects in his own name and using the DBA “CH Enterprises.” At times he has owned as many as 52 rental units and nineteen buildings. For several years, Mr. Hansen has also been a private money lender, where he leveraged his experience as a real estate entrepreneur to financially assist other investors in their efforts to make a profit in buying and selling properties. Mr. Hansen has been able to lend over $1,000,000 to investors located in Alaska, Utah, Colorado, Montana and Bulgaria. During the past six years, Mr. Hansen has been self-employed as a real estate and general business investor, locating, buying, selling, and managing real estate, and making other strategic debt and equity investments.

The Company believes that Mr. Hansen’s extensive experience in the real estate investment and development industries provides him crucial insight into market opportunities and the nuances of the development process, and that this experience, along with his entrepreneurial spirit, makes him a valuable member of the Company’s board of directors. Curt Hansen is Mike Hansen’s brother.

Mike Hansen, 57, was born in the United States. Mike Hansen is a seasoned real estate veteran who has been investing in real estate since 1984. He graduated from Colorado Mountain College in 1986 with a degree in solar retrofit technology, and is currently employed as a Program Manager for Housing Resources of Western Colorado, where he has worked since 1987 and which provides low-income customers with self-help housing, housing rehabilitation, weatherization, and rental services. As a Program Manager, he has assisted real estate purchasers, renters, and homeowners with locating suitable properties, finding financing, and building and/or improving their homes. Additionally, for the past 18 years, he has been Mr. Curt Hansen’s right hand man on many of Mr. Curt Hansen’s real estate projects.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2017 and December 31, 2016:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Curt Hansen	2017	0	0	0	0	0	0	0
Director, President, CEO & CFO	2016	0	0	0	0	0	0	0

Mike Hansen	2017	0	0	0	0	0	0	0
Director, Treasurer	2016	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2017 for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Curt Hansen, the majority shareholder, has advanced funds to the Company, as necessary. As of December 31, 2017 and December 31, 2016, the loan balance was $344,493. The Company is currently accruing interest on the loan balance at a rate of 3% per annum. The total accrued interest (which is included in the loan balance) is $40,739 and $30,848 as of December 31, 2017 and December 31, 2016, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated for Green & Company:

	Years Ended December 31,
Category	2017	2016
Audit Fees	$23,750	$23,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total	$32,750	$32,750

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

________

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

CH Real Estate II, Inc.

Date: April 2, 2018	By:	/s/ Curt Hansen
Curt Hansen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	By:	/s/ Curt Hansen
Curt Hansen, Chief Executive Officer, Principal Financial Officer Principal Accounting Officer, and Chairman of the Board of Directors

Date: April 2, 2018	By:	/s/ Mike Hansen
Mike Hansen, Member of the Board of Directors

